Form 10-Q
period 1996-09-30
INTENSIVA HEALTHCARE CORP
filed 1996-11-14
CIK 1017147

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                         --------------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM         TO
                                             --------   -------

                      COMMISSION FILE NUMBER 000-21505

                      INTENSIVA HEALTHCARE CORPORATION
        --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                        DELAWARE                      43-1690769
            --------------------------------------------------------
             (State or other jurisdiction of      (I.R.S.  Employer
             incorporation or organization)       Identification No.)

         7733 FORSYTH BLVD., 11TH FLOOR, ST. LOUIS, MISSOURI 63105
         ---------------------------------------------------------
          (Address of principal executive offices)  (Zip Code)
                               (314) 725-0112
              ------------------------------------------------
            (Registrant's telephone number, including area code)


--------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, at November 8, 1996, was 9,905,062 shares.




                                                                      Page 1
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

                       PART I -- FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         See pages F-1 to F-5 hereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Intensiva HealthCare Corporation ("Intensiva" or the "Company") provides highly specialized, acute long-term care for critically ill or injured patients who require intensive medical monitoring and treatment, and who often have multiple medical conditions and are medically unstable. The Company provides high quality, cost effective, specialized care for its patients, who typically require an average length of stay of greater than 25 days in an intensive inpatient setting. Intensiva's medical staffs provide specialized medical services, as well as nursing and respiratory care, and the Company is developing disease-specific pathways to treat pulmonary, cancer, renal and cardiac conditions, among others. The Company's clinical programs utilize specialized staff, equipment and protocols for the treatment of its patients.

     Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved secondary markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs including owning and operating the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model provides for each of its specialized hospitals to become certified by Medicare as a "long-term care hospital" and exempt from PPS after approximately seven months of operations, and receive cost-based reimbursement, which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model seeks to maintain the anticipated payor mix which includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on per diem, per discharge or other capitated forms of payment and fee for service arrangements or negotiated charges.

     Operations begin approximately four months after an agreement is executed with a Host Hospital. During the qualification period, the Company spends approximately one million dollars on renovation costs, equipment purchases, pre-opening costs and working capital before the facility becomes eligible for certification as a long-term care hospital. Patient volumes are lower during the non-exempt phase while physicians, case managers, and payors are educated as to the benefits of the Company's clinical services.






                                                                      Page 2
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

     During 1995, the Company's first certified long-term care hospital generated net revenues of $690,000 and had an operating loss of $13,000 in its first two months of PPS-exempt operations. In contrast, the Company generated net revenues of $800,000 and operating losses (exclusive of general and administrative expenses) of $1.2 million from all other facilities during fiscal 1995.

     During the first nine months of 1996 two additional hospitals obtained Medicare certification as long-term care hospitals. The three Medicare certified long-term care hospitals generated net revenue of $9.4 million and an operating margin (exclusive of general and administrative expense) of $560,000, or 6.0%, during the nine months ended September 30, 1996. In contrast, all other clinical operations generated net revenue of $1.3 million and had operating losses (exclusive of general and administrative expenses) of $2.0 million during the same period. The Company anticipates that it will continue to realize operating losses for at least the first seven months of operations at each location.

     The Company currently operates seven facilities in four states. In addition, the Company has three other facilities under development, all of which the Company anticipates will begin operations in 1996. The Company has also entered into a letter of intent to open an additional clinical program. The Company has generated historical operating losses as a result of its rapid growth and anticipates that it will continue to incur such losses through at least the second quarter of 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentages of net revenues represented by certain items reflected in the Company's statements of operations:



                                               Three           Three             Nine            Nine
                                    Year       Months          Months           Months          Months
                                    Ended      Ended           Ended             Ended          Ended
                                  Dec. 31,    Sept. 30,      Sept. 30,         Sept. 30,       Sept. 30,
                                    1995        1995            1996              1995           1996
                                  --------    ---------      ---------         ---------       ---------
Net revenues                        100.0%      100.0%          100.0%           100.0%         100.0%
Expenses:
  Operating expenses                169.4       180.2           109.5            246.5          106.3
  Corporate general and
    administrative expenses         126.6        93.5            16.3            186.6           19.4
  Provision for bad debts             9.4         8.7             1.9             11.2            2.2
  Depreciation and amortization       1.9         0.4             7.1              2.6            5.4
                                  -------    --------        --------         --------        -------
    Total expenses                  307.3       282.8           134.8            446.9          133.3
                                  -------    --------        --------         --------        -------
Operating loss                     (207.3)     (182.8)          (34.8)          (346.9)         (33.3)
Interest income, net                 16.0        14.4             0.6             31.0            2.1
                                  -------    --------        --------         --------        -------
Net loss                           (191.3)%    (168.4)%         (34.2)%         (315.9)%        (31.2)%
                                  =======    ========        ========         ========        =======


                                                                      Page 3
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

     As indicated in the above table, operating expenses, corporate general and administrative expenses, and the provision for bad debts as a percentage of operating revenues have declined over time as the Company has developed additional facilities and increased net revenues.

SOURCES OF REVENUES

     The Company receives payment for health care services primarily from non-governmental payors such as managed care organizations (e.g. preferred provider and health maintenance organizations) and other commercial health insurance carriers (e.g. traditional indemnity insurance plans), and the federal government and state governments under the Medicare, Medicaid and other governmental programs. Consistent with initiatives to control health care costs, the Company generally negotiates payments with non-governmental payors based upon the type and extent of services to be provided to individual patients. As of September 30, 1996, the Company had approximately fifteen managed care contracts to provide services to participating members. These managed care agreements consist primarily of negotiated discounts from established charges, although a small percentage of patients are treated under per diem contracts. The following table sets forth the approximate percentages of the Company's net patient service revenues derived from the specified payor sources indicated:


                                 Year         Three Months      Three Months      Nine Months      Nine Months
                                 Ended           Ended             Ended             Ended            Ended
                                Dec. 31,       Sept. 30,          Sept. 30,        Sept. 30,        Sept. 30,
                                 1995             1995              1996             1995             1996
                                --------       -----------      -------------     -----------      -----------
Medicare ......................    44.4%         63.8%             70.5%            48.7%            69.3%
Medicaid ......................     2.3            --               0.1               --              1.3
Indemnity and other insurance
    providers .................    42.1          25.1              14.8             41.5             16.4
HMO ...........................     2.5           3.1               2.0              2.3              2.4
PPO ...........................     2.7           6.5              11.3              6.4              7.9
Other negotiated arrangements       6.0           1.5               1.3              1.1              2.7
                                 ------        ------            ------           ------          -------
                                  100.0%        100.0%            100.0%           100.0%           100.0%
                                 ======        ======            ======           ======          =======

     The increase in Medicare net revenues as a percentage of total net revenues is primarily attributable to the addition of new facilities in the early stages of operation. The Company historically experienced a trend toward higher percentages of Medicare patients in the early months of operation. The decrease in indemnity and other insurance net revenues as a percentage of total net revenues corresponds to the net increase in Medicare revenues as noted above.



                                                                      Page 4
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Net Revenues. Net revenues for the nine months ended September 30, 1996 were $10.7 million compared to $600,000 for the comparable period in 1995. Approximately $5.9 million of this revenue growth is attributed to new facilities, and the remaining $4.2 million was generated by the Company's Oklahoma City, Oklahoma facility. The Company opened its first location in Oklahoma City in March 1995 and had seven operational sites at September 30, 1996. Prior to March 1995 the Company was a development stage company.

     Operating Expenses. Operating expenses for the nine months ended September 30, 1996 increased $9.9 million from the comparable period in 1995. Approximately $7.8 million of this increase is attributable to new facilities, while the remaining $2.1 million was generated by the Company's Oklahoma City facility. As a percentage of net revenues, operating expenses decreased from 247% to 106%. The Company expects this percentage to continue to decline as its facilities mature.

     General and Administrative. General and administrative expenses for the nine months ended September 30, 1996 increased $900,000, or 79%, to $2.1 million from the comparable period in 1995. The increase in expenses was partially attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses decreased from 187% to 19%. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 1996 increased $560,000 to $580,000 from the comparable period in 1995. The increase relates to the acquisition of additional property and equipment and the amortization of a computer software license, and organizational and pre-opening costs associated with the seven open hospitals at September 30, 1996. Property and equipment increased from $200,000 at September 30, 1995 to $3.0 million at September 30, 1996. A computer software license was obtained in December 1995 for $500,000 and is being amortized over the three-year license period. Organizational and preopening costs increased from $28,000 at September 30, 1995 to $150,000 at September 30, 1996.

     Income Taxes. The Company has paid minimal income taxes to date and has approximately $2.5 million of net operating loss carryforwards for income tax purposes, which, subject to limitations on use, if unused, will begin to expire in the year 2009.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Net Revenues. Net revenues for the three months ended September 30, 1996 were $4.7 million compared to $500,000 for the comparable period in 1995. Approximately $3.1 million of this revenue growth is attributed to new facilities, and the remaining $1.1 million was generated by the




                                                                      Page 5
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

Company's Oklahoma City facility, the only facility open at September 30, 1995. Approximately $3.7 million of the $4.7 million in net revenues for the three months ended September 30, 1996, was generated by the Company's three Medicare certified long-term care hospitals.

     Operating Expenses. Operating expenses for the three months ended September 30, 1996 increased $4.3 million from the comparable period in 1995. Approximately $3.9 million of this increase is attributable to new facilities, while the remaining $400,000 was generated by the Company's Oklahoma City facility. As a percentage of net revenues, operating expenses decreased from 180% to 110%. The Company expects this percentage to continue to decline as its facilities mature.

     General and Administrative. General and administrative expenses for the three months ended September 30, 1996 increased $330,000, or 77%, to $760,000 from the comparable period in 1995. The increase in expenses was partially attributable to salaries, related payroll taxes and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses deceased from 94% to 16%. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company grows and achieves certain economies of scale.

     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 1996 increased $330,000 from the comparable period in 1995. The increase relates to the acquisition of additional property and equipment and the amortization of a computer software license, and organizational and pre-opening costs associated with the seven open hospitals at September 30, 1996.

SELECTED QUARTERLY FINANCIAL RESULTS

     The Company's quarterly financial position and results of operations have fluctuated due to its emerging from the development stage status in March 1995, obtaining PPS-exempt status for its first facility in November 1995, the opening of additional facilities in December 1995, January 1996, February 1996, April 1996, June 1996 and July 1996, and obtaining PPS-exempt status for two additional facilities in August and September 1996. The following table presents unaudited quarterly operating results for each of the seven quarters in the period from January 1, 1995 through September 30, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere in this Form 10-Q.




                                                                      Page 6
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

                                                    Three Months Ended
                      ------------------------------------------------------------------------------------
STATEMENT OF          March 31,  June 30,  September 30,  December 31,  March 31,  June 30,  September 30,
OPERATIONS DATA:        1995       1995        1995           1995        1996       1996        1996
                      ---------  --------  -------------  ------------  ---------  --------  -------------
                                                   (dollars in thousands)
Net revenues          $ ---       $ 165       $ 459         $ 864        $2,509    $ 3,567      $ 4,663
Operating loss         (572)       (756)       (839)         (919)         (834)    (1,118)      (1,623)
Net loss               (504)       (696)       (772)         (875)         (729)    (1,021)      (1,597)

     The Company anticipates relocating its Oklahoma City operations to a new location during the fourth quarter of 1996. The new Host Hospital is a member of the same health care system as the Company's current Host Hospital. This relocation could have a material adverse effect on the 1996 fourth quarter results of operations, due principally to potential disruption of operations associated with this move.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 1996, the Company has financed its operations primarily through proceeds from the sale of the Company's equity securities. Cash flows from operations have not been sufficient to support ongoing operations primarily due to losses incurred during the qualification period and the continuing development of new facilities in accordance with the Company's growth strategy.

     Cash flows used in investing activities have consisted primarily of capital renovations, equipment purchases, a software license acquisition, and organizational and preopening costs incurred prior to providing patient services at each new facility. In addition to the sale of the Company's equity securities, financing activities have included borrowings under capital leases and a sale-leaseback agreement.

     The Company made capital expenditures of approximately $600,000 and $2.2 million during the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively. Additional equipment was acquired through capital leases, amounting to approximately $600,000 and $900,000 for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively.

     During March 1996, the Company entered into a sale-leaseback agreement with a third party to take advantage of favorable borrowing rates and maintain liquidity. This party received warrants for the Company's equity securities as a part of this transaction. The net book value of assets sold and subsequently leased under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452. As part of this agreement, the Company has an available line of credit to finance additional capital expenditures (up to $1.0 million in the aggregate).



                                                                      Page 7
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

     Accounts receivable balances have increased $4.3 million since December 31, 1995. Most of the increase is a result of additional new facilities and their corresponding increase in accounts receivable.

     At December 31, 1995, the Company's working capital was $11.2 million, compared to $4.2 million at December 31, 1994, representing an increase of $7.0 million. This increase was primarily attributable to the issuance of 200,000 additional shares of Series A Convertible Preferred Stock and 405,994 shares of Series B Convertible Preferred Stock totaling $2.0 million and $8.4 million, respectively. Working capital at September 30, 1996 was $6.0 million, representing a decrease of $5.2 million from December 31, 1995 which was primarily attributable to the financing of current operations. The Company expects to invest approximately $1.0 million per facility to fund capital renovations for preopening costs and working capital requirements before a facility achieves profitability.

     The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2000. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $1.8 million in 1996, $3.1 million in 1997, $3.2 million in 1998, $3.2 million in 1999, $3.3 million in 2000, $1.8 million in 2001 and $500,000 thereafter.

     On October 10, 1996, the Company completed an initial public offering (the "Offering") of 2,500,000 shares of common stock, the net proceeds from which aggregated approximately $13.4 million. On November 7, 1996, the underwriters exercised their over-allotment option, resulting in the sale of 375,000 additional shares of common stock by the Company, the net proceeds of which aggregated approximately $2.1 million. The principal reasons for this Offering were to increase the Company's equity capital and to create a public market for the Company's common stock, which will help facilitate future access to capital, enhance the ability to pursue acquisitions, and provide a means for attracting and retaining key employees. The Company expects to use substantially all the proceeds for development and operation of additional facilities, and the balance for working capital and other general corporate purposes. The Company estimates that the net proceeds from the Offering, together with existing or planned financing commitments, will be sufficient to fund its continued development and meet anticipated cash needs of the Company through at least 1997. However, there can be no assurance that the Company will not be required to seek additional capital.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by





                                                                      Page 8
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96
those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and the effect was not material to the Company's operations or financial position taken as a whole. Under Statement 121, property and equipment of the Company are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. Statement No.
123 allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value-based accounting for those arrangements. The Company adopted Statement No. 123 in the first quarter of 1996 and has elected to continue to account for stock-based compensation arrangements under APB Opinion No. 25.

HEALTH CARE LEGISLATION

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures which could affect major changes in the health care system. Several of these legislative proposals have included provisions that affect long-term care hospitals. Management cannot predict whether such proposed legislation will be adopted or if adopted, what effect, if any, such proposed legislation would have on the operations of the Company.

IMPACT OF INFLATION

     To date, inflation has not had a significant impact on the business, financial condition or results of operations of the Company. Inflation could, however, affect the Company's future net revenues and results of operation. As a result, the Company may not be able to increase revenues to account fully for increased operating expenses. In structuring its charges, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

FORWARD LOOKING STATEMENTS

     Certain of the statements made herein are forward looking statements, as such term is used in Section 21E of the Securities Exchange Act of 1934. The Company cautions readers that actual results could be materially different as a result of various possibilities and differences between




                                                                      Page 9
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96
anticipated and actual developments. Factors that could cause actual results to differ from anticipated results include, but are not limited to changes in health care regulation and/or health care reform, changes in the regulation of relationships among health care providers, difficulty in obtaining necessary licenses or certifications, ability to collect accounts receivable, changes in reimbursement policies or procedures, changes in payor mix, changes in referral source practices, changes in relationships with Host Hospitals and/or the leases with such Host Hospitals, the relocation of the Oklahoma City Hospital, competition, and the adequacy of professional liability insurance. The Company undertakes no obligation to publicly release the results of any revisions to any forward looking statements contained herein which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.





                                                                      Page 10
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

              There are no reportable proceedings.

ITEM 2.  CHANGE IN SECURITIES

              (a) Not applicable.

              (b) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              (a) Not applicable.

              (b) Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.  OTHER INFORMATION

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) See Exhibit Index for list of Exhibits.

              (b) Not applicable.



                                                                      Page 11
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTENSIVA HEALTHCARE CORPORATION


Date: November 13, 1996        By    /s/ John P.  Keefe
                                    --------------------------------------------

                                    John P.  Keefe, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





                                                                      Page 12
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

                                EXHIBIT INDEX




Exhibit
Number          Exhibit
-------         -------

3(i).1          Third Amended and Restated Certificate of Incorporation

27.1            Financial Data Schedule





                                                                      Page 13
Intensiva HealthCare Corporation
Form 10-Q FQE 9/30/96

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)




                                                                   December 31,    September 30,
                                     Assets                            1995            1996
                                                                       ----            ----
Current assets:
  Cash and cash equivalents                                        $11,261,422       3,292,779
  Accounts receivable, less allowance for doubtful accounts
    of $139,500 and $228,000, respectively                             985,697       5,333,734
  Inventories                                                            9,087         136,412
  Prepaid expenses                                                     134,318         175,654
                                                                   -----------      ----------
                               Total current assets                 12,390,524       8,938,579
Property and equipment, net                                            587,904       3,037,393
Organizational and preopening costs, net                               164,158         149,861
Other assets                                                           555,467         935,585
                                                                   -----------      ----------
                                                                   $13,698,053      13,061,418
                                                                   ===========      ==========
                        Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term obligations                        210,290         406,557
  Accounts payable and accrued expenses                                483,707       1,881,060
  Accrued salaries, wages, and benefits                                224,139         657,688
  Note payable - stockholder                                           265,200           -
                                                                   -----------      ----------
                               Total current liabilities             1,183,336       2,945,305
                                                                   -----------      ----------
Long-term obligations, less current installments                       291,208         702,649
Deferred rent expense                                                  433,333         969,980
Stockholders' equity:
  Series A convertible preferred stock, $0.001 par value,
    3,465,000 shares authorized, issued and
    outstanding                                                          3,465           3,465
  Series B convertible preferred stock, $0.001 par value,
    2,232,967 shares authorized, issued and
    outstanding                                                          2,233           2,233
  Common stock, $0.001 par value, 70 million shares
    authorized, 1,332,100 shares issued and
    outstanding                                                          1,332           1,332
  Additional paid-in capital                                        14,846,051      14,846,073
  Accumulated deficit                                               (3,062,905)     (6,409,619)
                                                                   -----------      ----------
                               Total stockholders' equity           11,790,176       8,443,484
                                                                   -----------      ----------
                                                                   $13,698,053      13,061,418
                                                                   ===========      ==========



See  accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                                   -------------                  -------------
                                                1995           1996            1995           1996
                                                ----           ----            ----           ----
Net patient service revenues                $  458,969       4,663,056         624,690      10,739,131
Costs and expenses:
   Operating expenses                          826,689       5,105,534       1,540,878      11,410,346
   General and administrative                  429,556         761,755       1,165,592       2,085,503
   Provision for doubtful accounts              40,000          88,159          70,000         238,195
   Depreciation and amortization                 1,903         331,281          15,882         580,160
                                            ----------     -----------      ----------      ----------
                Total costs and expenses     1,298,148       6,286,729       2,792,352      14,314,204
                                            ----------     -----------      ----------      ----------
                Operating loss                (839,179)     (1,623,673)     (2,167,662)     (3,575,073)
Interest income                                 72,255          45,790         215,777         281,391
Interest expense                                (6,016)        (18,860)        (21,891)        (53,032)
                                            ----------     -----------      ----------      ----------
                Net loss                    $ (772,940)     (1,596,743)     (1,973,776)     (3,346,714)
                                            ==========     ===========      ==========      ==========

Pro forma loss per share                                   $     (0.23)                          (0.48)
                                                           ===========                      ==========
Weighted average outstanding shares                          7,030,062                       7,030,062
                                                           ===========                      ==========


See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                        Three Months Ended       Nine Months Ended
                                                                           September 30,           September 30,
                                                                           -------------           -------------
                                                                         1995        1996         1995         1996
                                                                         ----        ----         ----         ----
Cash flows from operating activities:
       Net loss                                                       $(772,940)  (1,596,743)  (1,973,776)  (3,346,714)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                      1,903      331,281       15,882      580,160
       Provision for doubtful accounts                                   40,000       88,159       70,000      238,195
       Increase in accounts receivable                                 (483,833)    (771,552)    (701,050)  (4,586,232)
       Decrease (increase) in inventories, prepaid expenses,
            and other assets                                            127,017      (11,871)    (109,541)    (633,406)
       Increase in accounts payable and accrued expenses                 55,032      747,481      168,199    1,397,353
       Increase in accrued salaries, wages, and benefits                 78,974      130,027      139,091      433,549
       Increase in accrued rent differential                            129,998      164,855      303,331      536,647
                                                                     ----------   ----------   ----------   ----------
           Net cash used in operating activities                       (823,849)    (918,363)  (2,087,864)  (5,380,448)
                                                                     ----------   ----------   ----------   ----------
Cash flows from investing activities:
       Additions to property and equipment                              (14,935)    (871,202)    (138,263)  (2,243,745)
       Proceeds from sale of equipment                                     -            -            -         337,792
       Organizational and preopening costs                              (23,231)      (9,479)     (23,231)    (127,358)
                                                                     ----------   ----------   ----------   ----------
           Net cash used in investing activities                        (38,166)    (880,681)    (161,494)  (2,033,311)
                                                                     ----------   ----------   ----------   ----------
Cash flows from financing activities:
       Proceeds from issuance of preferred and common stock                -            -       6,304,900           22
       Repayment of note payable - stockholder                             -            -            -        (265,200)
       Payments on long-term obligations                                 (4,512)    (125,502)     (11,910)    (289,706)
                                                                     ----------   ----------   ----------   ----------
           Net cash provided by (used in) financing activities           (4,512)    (125,502)   6,292,990     (554,884)
                                                                     ----------   ----------   ----------   ----------
           Increase (decrease) in cash and cash equivalents            (866,527)  (1,924,546)   4,043,632   (7,968,643)
Cash and cash equivalents, beginning of period                        5,100,443    5,217,325      190,284   11,261,422
                                                                     ----------   ----------   ----------   ----------
Cash and cash equivalents, end of period                             $4,233,916    3,292,779    4,233,916    3,292,779
                                                                     ==========   ==========   ==========   ==========

Supplemental cash flow information - cash paid for interest          $    6,016   $   18,860       21,891       53,032
                                                                     ==========   ==========   ==========   ==========

Supplemental information - noncash activity:
       Acquisition of equipment through capital leases                     -        $309,862       57,218      897,416
                                                                     ==========   ==========   ==========   ==========



See  accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



(1)  Basis of Presentation
     The condensed consolidated balance sheet as of September 30, 1996 and related condensed consolidated statements of operations and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consist only of normal recurring items. The results of operations for the three or nine months ended September 30, 1995 and 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's 1994 and 1995 audited financial statements and the related notes, included on Form S-1 filed with the Securities and Exchange Commission (File No. 333-08899) in connection with the Company's initial public offering which was completed on October 10, 1996, which provide additional disclosures and a further description of accounting policies.

(2)  Net Loss Per Share
     The Company's historical net loss per share calculations are based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Shares issuable upon the exercise of stock options or warrants have been excluded from historical per share amounts because the effect of their inclusion would be anti-dilutive.

         As a result of the conversion of the Company's preferred stock on October 10, 1996 (see note 3), the number of common shares outstanding increased from 1,332,100 shares to 7,030,062 shares and the cumulative dividend requirement related to the preferred stock was eliminated without payment of cash or issuance of stock. Accordingly, the preferred dividends that would have been required during periods prior to October 10, 1996 have not been reflected as additional amounts attributable to common stockholders in the accompanying condensed consolidated financial statements. Additionally, pro forma loss per share, as if the shares issued upon the conversion had been outstanding since the beginning of the respective periods, has been presented in the condensed consolidated financial statements instead of historical loss per share for the three months and the nine months ended
         September 30, 1996 because it results in a more meaningful presentation.

(3)  Subsequent Events
     On October 10, 1996, the Company completed an initial public offering (the "Offering") of 2,500,000 shares of common stock, the net proceeds from which aggregated approximately $13.4 million. In connection with this Offering, each share of Series A and Series B convertible preferred stock was converted into 5 1/2 shares of common stock immediately prior to the Offering.

        On November 7, 1996, the Underwriters' exercised the over-allotment option resulting in the sale of 375,000 additional shares of common stock, the net proceeds from which aggregated approximately $2.1 million.