Form 10-K
period 1996-12-31
INTENSIVA HEALTHCARE CORP
filed 1997-03-31
CIK 1017147

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-21505

                        INTENSIVA HEALTHCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                          43-1690769
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)

       7733 FORSYTH BLVD., 11TH FLOOR                                 63105
            ST. LOUIS, MISSOURI                                     (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (314) 725-0112

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On February 28, 1996 the aggregate market value of the Registrant's voting stock held by non-affiliates was $21,323,000.

     On February 28, 1996 there were 9,905,062 shares of Common Stock outstanding.

     Part III incorporates information by reference from the definitive Proxy Statements to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on May 23, 1997, and to be filed no later than 120 days after Registrant's fiscal year end.
================================================================================

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-K, in press releases of Intensiva HealthCare Corporation ("Intensiva" or the "Company"), and in oral statements made by or with the approval of an authorized executive officer of the Company, constitute "forward-looking statements", as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. Words such as "believe", "expect", "anticipate", "intend", "estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

     Intensiva provides highly specialized, acute long-term care for critically ill or injured patients who require intensive medical monitoring and treatment, and who often have multiple medical conditions and are medically unstable. The Company provides high quality, cost effective, specialized care for its patients, who typically require an average length of stay of greater than 25 days in an intensive inpatient setting. Intensiva's medical staffs provide specialized medical services, as well as nursing and respiratory care, and the Company is developing disease-specific pathways to treat patients with pulmonary, cancer, renal and cardiac conditions, among others. The Company's clinical programs utilize specialized staff, equipment and protocols for the treatment of its patients.

     Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved secondary markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs associated with owning and operating the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model provides for each of its specialized hospitals to become certified by Medicare as a "long-term care hospital" and exempt from Medicare's Prospective Payment System ("PPS") after a minimum of six months of operations, and receive cost-based reimbursement, which the Company believes is more appropriate given the medical condition of its patients.

     Intensiva believes that it offers medical and financial advantages to patients, physicians, payors and Host Hospitals. For the patient, advantages include immediate access to the services provided by the general acute care hospital, the convenience of not being transferred to a different location for extended specialized acute care services, increased physician continuity and lower cost. For the treating physician, the Company's facilities offer a specialized and dedicated treatment environment that is convenient, efficient and cost effective. For the payor, the primary benefits are reduced cost and higher quality of care. The Company's programs allow Host Hospitals to generate revenues from underutilized space. In addition, the Host Hospital can offer a continuum of services including the specialized extended stay clinical programs provided by the Company. As of February 28, 1997, the Company operated ten hospitals in five states (352 beds), had two additional lease agreements to open acute long-term care hospitals (66 beds) and had entered into three letters of intent to open additional hospitals (approximately 101 beds).

     On October 10, 1996, the Company completed an initial public offering of 2,500,000 shares of common stock, the net proceeds from which aggregated approximately $13.2 million. On November 7, 1996, the underwriters exercised their overallotment option, resulting in the sale of 375,000 additional shares of common stock by the Company, the net proceeds of which aggregated approximately $2.1 million. The Company expects to use substantially all the proceeds for development and operation of additional facilities, and the balance for working capital and other general corporate purposes.

INDUSTRY BACKGROUND

     The health care system in the United States continues to undergo significant change. As the elderly population grows more rapidly than the overall population and as advances in medicine and technology continue to increase life expectancies, national health care costs are expected to outstrip the availability of resources from government sponsored health care programs. Accordingly, health care reform proposals have increased their focus on cost containment. Payors, led by managed care networks, are demanding higher quality patient care at lower cost tied to predictable outcomes. These demographic changes, technological advances and cost containment pressures are changing medical practice patterns, resulting in an increasing proportion of complex medical care being delivered outside of the general acute care hospital, in more cost effective settings. As a result, the patient population has become increasingly segmented.

     Extended stay critically ill or injured patients are difficult and expensive to treat and, as a result, are in danger of becoming disenfranchised by the current health care system. These patients generally require an interdisciplinary team of specialists due to their multiple system deficits and the critical nature of their illnesses or injuries. Traditional acute care hospitals serve a general population which consists primarily of short-stay patients. These hospitals are not well positioned to provide the most cost effective services to critically ill and injured extended stay patients because of their focus and lack of critical mass with respect to these patients. Traditional hospitals have an incentive to discharge these patients to other specialty care providers as soon as practicable. In addition, payors are seeking specialized clinical services that provide high quality, predictable outcomes at reduced cost for this disenfranchised, expensive patient population. The Company estimates that the cost of treatment for this discrete patient population exceeds $2 billion annually.

STRATEGY

     The Company's objective is to be a leading provider of high quality, clinically appropriate, cost effective care for critically ill and injured patients requiring extended lengths of stay. To achieve this goal, the Company intends to:

     PENETRATE UNDERSERVED SECONDARY MARKETS. The Company believes it has one of the most experienced and proven development teams for building a network of new hospitals. This team utilizes specific criteria for selecting and entering new markets, including regulatory and reimbursement environments, population demographics and trends and extent of competition. The Company seeks to enter secondary markets, defined as service area populations of one million or less, which are either void of or underserved by services similar to the Company's. The average service area population for Intensiva hospitals is approximately 600,000. The Company believes secondary markets will not support large, freestanding, competitive hospitals, but will support Intensiva's business and financial model. As a result, the Company's entry into these markets responds to existing unmet market needs which can reduce the market attractiveness to any future competitors.

     MAINTAIN AND DEVELOP KEY REFERRAL SOURCES. The Company maintains and develops relationships with key referral sources including general acute care hospitals, managed care companies and insurance companies. Intensiva educates physicians, general acute care hospitals, payors and case managers on the benefits of the Company's specialized clinical services. The Company believes that creating an interactive, responsive relationship with referral sources will be crucial in maintaining long-term relationships and growing its business.

     EXPLORE DEVELOPMENT OF MANAGEMENT SERVICES ORGANIZATIONS. The Company is considering the possibility of selectively developing management services organizations ("MSOs") to help manage relationships with key physicians, to facilitate the further development of its clinical protocols and pathways and to be better positioned to negotiate attractive managed care contracts. In addition, through a collaborative physician arrangement, the Company may be better able to collect data and establish clinical pathways to identify "best practices" and optimum treatment plans for patient specific acute episodes of care.

     MAINTAIN A HIGHLY FOCUSED PATIENT ADMISSION PROCESS. The Company strives to maintain a patient focus through a disciplined admission process, enabling it to utilize specialized medical personnel, equipment and interdisciplinary treatment strategies yielding high-quality clinically appropriate patient care. This disciplined admission process should enable the Company to admit patients most likely to benefit from its clinical services.

     EXPAND CLINICAL PROTOCOLS. The Company is developing standardized clinical pathways to address the medical requirements of critically ill or injured patients with similar diagnoses. The Company believes the use of well defined clinical protocols will increase consistency of care, measurability of outcomes, cost efficiency and will ultimately improve outcomes and quality of care. The Company is expanding its clinical protocols and developing clinical pathways to address the unique and specific needs of patients with pulmonary, cancer, renal and cardiac conditions, among others.

     LEVERAGE EXISTING INFRASTRUCTURE. The Company continues to centralize business office and accounting operations to improve overall efficiency. The Company is also negotiating system-wide vendor agreements to decrease per-site costs of supplies, and plans to decrease per-site labor costs by refining its care delivery models.

     The Company's ability to implement its business strategy will depend on numerous factors, many of which are beyond the control of the Company. Much of the Company's recent revenue growth was the result of the Company's success in identifying and penetrating underserved secondary markets. There can be no assurance that such growth will occur or that the Company will be able to successfully penetrate such markets.

PATIENTS SERVED

     The Company provides acute care services for critically ill or injured patients suffering from multiple medical conditions and requiring an extended length of stay of typically 30 to 60 days. Extended hospital stays are medically necessary due to a combination of conditions, including:

     - Respiratory conditions resulting from chronic obstructive pulmonary disease and cancer. Many of the Company's patients require a tracheostomy or ventilator care and/or weaning.

     - Cancer conditions, including the management of patients undergoing radiation therapy or chemotherapy. Many patients also require specialized pain management.

     - Cardiac conditions, including complicated myocardial infarction with or without congestive heart failure, cardiac dysrhythmias requiring intravenous drug therapy, post operative coronary bypass and aortic aneurysm surgery.

     - Renal conditions, ranging from acute kidney and urinary tract infections to acute and/or chronic renal failure. These include management of renal transplant patients.

     - Neurological conditions, including cerebral vascular accidents, craniotomies and other post-surgical conditions, brain and spinal cord injuries and Guillain Barre and other degenerative syndromes.

     Many of the Company's patients suffer from combinations of these conditions and often require long-term intravenous antibiotic therapy, nutritional therapy, pain control and wound management. In addition, the Company's patients are often dependent on sophisticated technology for continued life support.

FACILITIES

     In each market in which Intensiva operates, the Company establishes a fully licensed hospital to be certified as a long-term care hospital by Medicare. Intensiva's hospitals have an average of approximately 35 licensed beds and generally are located on one or two floors of the Host Hospital. The initial lease term is five or more years and may be renewed or extended under varying renewal/extension terms.

     Intensiva currently operates five PPS-exempt long-term care hospitals, two hospitals awaiting final notification of PPS-exempt long-term care status, three hospitals in the qualification period to obtain PPS-exempt status as long-term care hospitals, has entered into two additional leases to open acute long-term care hospitals and has three letters of intent with Host Hospitals to open acute long-term care hospitals. Once a lease has been signed, it takes approximately four months to open the hospital and a minimum additional six months to receive Medicare certification as a long-term care hospital. All of the Company's hospitals are located within general acute care hospitals.

     The following table presents summarized information on the Company's facilities:

                                                                                                AVERAGE DAILY
                                                                                                  CENSUS IN
                   TYPE OF FACILITY                       NO. OF FACILITIES    LICENSED BEDS    FEB. 1997(4)
                   ----------------                       -----------------    -------------    -------------
PPS-exempt long-term care hospitals...................            5                 182(1)          88.4
Hospitals awaiting notification of Medicare long-term
  certification.......................................            2                  72(2)          10.9
Hospitals in qualification period for Medicare
  long-term certification.............................            3                  98(3)          12.7

-------------------------
(1) The number of beds shown includes beds not being utilized as of February 28, 1997, but for which the Company has contractual rights to operate at its option. At February 28, 1997, the Company utilized 20 beds out of 34 licensed beds at one facility.

(2) The number of beds shown includes beds not being utilized as of February 28, 1997, but for which the Company has contractual rights to operate at its option. At February 28, 1997, the Company utilized 31 beds at these two facilities.

(3) One lease provides for 40 beds initially, with the option under certain conditions to lease space for an additional 20 beds while another lease provides for 27 beds initially, with the option under certain conditions to lease space for an additional eight beds.

(4) Average Daily Census ("ADC") is computed by dividing total patient days during the month for all facilities within a group by the number of calendar days in the applicable month that each facility group was open. ADC at any one facility for any particular month will vary based upon a variety of factors, however, the February 1997 ADC figures are consistent with the Company's expectations that hospitals in the qualification period for Medicare long-term certification will have a lower ADC than PPS-exempt long-term care hospitals. The Company does not believe that month-by-month ADC figures would provide additional meaningful information.

     The Company has entered into a lease agreement with Hurley Medical Center, located in Flint, Michigan, to open an acute long-term care hospital. The lease provides for 19 beds initially, with an option under certain conditions to lease space for an additional 17 beds, which the Company intends to exercise.

     The Company has entered into a lease agreement with St. Mary's Health System, located in Knoxville, Tennessee, to open an acute long-term care hospital. A certificate of need is being sought to operate 30 beds at this location.

     The Company has entered into a letter of intent with St. Francis Hospital and Medical Center, located in Topeka, Kansas, and is currently negotiating a lease for a hospital to be located within that general acute care hospital. The letter of intent specifies that the lease will provide space for 34 beds.

     The Company has entered into a letter of intent with St. Joseph's Mercy Hospitals and Health Services, located in Clinton Township, Michigan, and is currently negotiating a lease for a hospital to be located within that general acute care hospital. The letter of intent specifies that the lease will provide space for 36 beds.

     The Company has entered into a letter of intent with McKennan Hospital, located in Sioux Falls, South Dakota, and is currently negotiating a lease for a hospital to be located within that general acute care hospital. The letter of intent specifies that the lease will provide space for 31 beds.

     The Company entered into a lease with Deaconess Hospital in St. Louis, Missouri, on September 14, 1995, to open an acute long-term care hospital. The Company's request to the state regulatory agency for a determination that it was not required to obtain a certificate of need was denied. The Company has filed a lawsuit appealing that decision which is pending. See "Legal Proceedings".

     Most of the Company's hospital leases contain non-competition provisions pursuant to which the Host Hospital will not provide similar services within a certain mile radius of the Host Hospital. In return, the Company agrees not to own or operate another acute long-term care program or competitive business within a certain radius of the Host Hospital.

SOURCES OF REVENUE

     The Company receives payment for health care services primarily from non-governmental payors such as managed care organizations (PPOs, HMOs and similar organizations) and other commercial health insurance carriers (e.g., traditional indemnity insurance plans) and the federal government and state governments under Medicare, Medicaid and other governmental programs. Consistent with initiatives to control health care costs, the Company generally negotiates payments with non-governmental payors based upon the type and extent of services to be provided to individual patients. The Company currently has approximately fifteen managed care contracts to provide services to participating members. These managed care agreements are composed of per diem contracts and contracts with negotiated discounts from established charges. The following table sets forth the approximate percentages of the Company's net revenues derived from the specified payor sources indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                1996       1995
                                                                ----       ----
Medicare....................................................     73.2%      44.4%
Medicaid....................................................      0.9        2.3
All other payors(1).........................................     25.9       53.3
                                                                -----      -----
                                                                100.0%     100.0%
                                                                =====      =====

-------------------------
(1) Includes managed care organizations including Medicare managed care, traditional indemnity insurers, third-party administrators and other non-governmental payors.

     The increase in Medicare net revenues as a percentage of total net revenues is primarily attributable to the addition of new facilities in the early stages of operation. The Company historically experienced a trend toward higher percentages of Medicare patients in the early months of operation.

MEDICAL ADVISORY BOARD

     The Company intends to form a medical advisory board to provide the Company with input on quality and efficiency of care initiatives. The board initially will be composed of Intensiva physicians selected because of their expertise and commitment to improving cost effective care through programmatic initiatives. The medical advisory board will serve a number of specific functions. Its central role will be in the further development and roll-out of the Company's clinical pathways and outcomes measurement system. It will also assist in the evaluation of clinical performance compared to established outcomes indicators. Finally, it will assist in the review of medical literature and keeping the Company appraised of relevant medical research developments.

QUALITY ASSURANCE

     Intensiva has implemented a Quality Assurance and Improvement Plan which focuses on the continuing refinement of patient care services and work processes to improve patient outcomes, increase efficiency, decrease costs and position the Company as the preferred choice for critically ill and injured patients. Each Intensiva facility has an Organizational Improvement Coordinator to implement and monitor this plan, and each of Intensiva's program services is designed to conform to industry guidelines including those set by the

Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and federal and state regulatory authorities.

COMPETITION

     A number of health care providers compete with the Company for the admission and treatment of critically ill or injured patients. In each of the Company's geographic markets, general acute care hospitals provide services comparable to those offered by the Company. In addition, other health care providers certified by Medicare as long-term care hospitals provide similar services to those provided by the Company and some of which are in the Company's geographic markets. Many of these general acute care hospitals and long-term care hospitals are larger and more established than the Company's operations. Certain hospitals that compete with the Company are operated by not-for-profit, non-taxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company.

     Cost containment efforts by federal and state governments and other third-party payors designed to encourage more efficient utilization of acute care services have generally resulted in lower hospital occupancy rates in recent years. As a result of these efforts, a number of acute care hospitals have converted to specialized care facilities. The Company may experience increased competition from existing general acute care hospitals and converted facilities.

     Competition for patients covered by non-governmental reimbursement sources is intense. The primary competitive factors among acute long-term care providers include quality of services, charges for services, outcomes and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered into the acute long-term care market with licensed hospitals that compete with the Company, many of which are larger and have greater financial resources than the Company.

PROFESSIONAL STAFF

     Each of the Company's facilities is staffed with an interdisciplinary team of health care professionals including physicians, nurses and therapists, who specialize in areas needed for the treatment of the critically ill or injured. Each Company facility has its own Medical Director and its own Vice President of Patient Care Services. A professional nursing staff trained to care for the extended stay acute patient is on duty 24 hours each day in each of the Company's facilities. Other professional staff include respiratory therapists, physical therapists, occupational therapists, speech/language pathologists, social services and psychological services. Each Company facility has a Chief Executive Officer who supervises and is responsible for day-to-day operations and an Organizational Improvement Coordinator to direct an integrated quality assurance and improvement program. The Company's corporate headquarters provides services in the areas of system design, development, training, human resource management, reimbursement expertise, financial control, legal advice, technical accounting support, purchasing and facilities management.

GOVERNMENT REGULATION

     The health care industry is subject to regulation by a number of governmental agencies. The regulatory environment affects the Company's business activities, requires licensure and certification of its hospitals, regulates relationships between health care providers and controls reimbursement to the Company for services provided.

     Each Company hospital is a fully licensed hospital and each has a separate Medicare provider agreement. Under the Medicare program, after a hospital has been in operation for a minimum of six months, it is certified as a long-term care hospital if its patients have an average length of stay of at least 25 days. Currently, seven of the Company's ten hospitals have been in operation for six months or more and each had patients with an average length of stay in excess of 25 days and had either been certified or is awaiting notification of certification as a long-term care hospital. The Company intends to and has to-date operated all of its hospitals to achieve an average length of stay of greater than 25 days.

     HEALTH CARE REFORM. In recent years, a number of legislative proposals have been introduced or proposed in Congress and in some state legislatures which could affect major changes in the health care system. Several of these legislative proposals have included provisions that affect long-term care hospitals. Currently, there are various proposals which, if enacted, would affect Medicare and Medicaid reimbursement for long-term care hospitals. President Clinton's 1998 budget proposal would put a moratorium on the exemption from PPS for new long-term care hospitals and implement a number of other cost-containment measures on Medicare reimbursement for long-term care hospitals. The effect of the moratorium would be to reimburse new long-term care hospitals under PPS on the same, more restrictive basis that general acute care hospitals are reimbursed. If this proposal were adopted in its current form, it would effectively preclude the Company from opening new long-term care hospitals and significantly reduce its revenues on its existing long-term care hospitals. The President's current proposals on these issues are similar to proposals contained in his 1996 and 1997 budget proposals, which were not enacted. Other proposals to reform Medicare that contain changes similar to the President's budget proposal and other changes to Medicare are being actively considered.

     Although the Company cannot predict whether or when health care or budget reform legislation may be enacted by Congress or any state legislatures or the terms of any such legislation, if any such legislation were to be enacted, it could have a material adverse effect on the Company's business, financial condition or results of operations.

     In August 1996, President Clinton signed into law the Health Insurance Portability and Accountability Act of 1996, which has several provisions that affect long-term care hospitals, including a provision for mandatory exclusion from Medicare and state health care programs of those individuals convicted of a felony related to health care fraud and permissive exclusion of individuals convicted of certain misdemeanors. Although the Company believes that it operates in compliance with this Act, there can be no assurance that regulatory authorities will not challenge Intensiva's current or future activities under this Act.

     CERTIFICATE OF NEED AND STATE LICENSING. Certificate of Need ("CON") regulations control the development and expansion of health care services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The Company has two signed agreements to open hospitals in states that require a CON. There can be no assurance that the Company will be able to obtain the required CON.

     State licensing of hospitals is a prerequisite to the operation of each hospital and participation in government programs. Once a hospital becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of the Intensiva hospitals in operation have obtained the necessary licenses to conduct business. Failure to obtain a necessary license or loss of such a license, would necessitate not opening or halting operations of the hospital. See "Business -- Legal Proceedings."

     MEDICARE AND MEDICAID. A substantial portion of Intensiva's net revenues are derived from patients covered by Medicare. As of December 31, 1996, only 0.9% of Intensiva's net patient revenues were derived from state Medicaid programs. Payments received by a health care provider under Medicare and Medicaid are heavily regulated.

     For example, in order to receive Medicare reimbursement, a hospital must meet the applicable Conditions of Participation set forth by the Department of Health and Human Services ("HHS") relating to the type of hospital, its equipment, personnel and standards of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-sight Medicare certification surveys, which are generally limited if the hospital is accredited by JCAHO. All of Intensiva's operating hospitals are participating in the Medicare program and are in various stages of the certification process as stated above. A loss of or failure to obtain certification could adversely effect Intensiva's ability to receive payments under the Medicare program.

     Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect costs of the services provided to beneficiaries. The Social Security Act Amendments of 1983 implemented PPS as a means of controlling health care costs. Under PPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge based upon diagnosis-related groups ("DRGs"). Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with unusually extended lengths of stay or higher treatment costs. Outlier payments are designed to cover only marginal costs.

     The Social Security Act Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children and long-term hospitals from PPS. A long-term hospital is defined as a hospital which has an average length of stay of greater than 25 days. Inpatient operating costs for hospitals certified as long-term hospitals are exempt from PPS and are reimbursed by Medicare under a cost-based reimbursement system. Hospitals that receive cost-based reimbursement establish a hospital specific cost per discharge ceiling in their second full cost report year, which serves as a ceiling for future reimbursable costs. This cost per discharge is subject to annual cost increases. Prior to setting that ceiling, a hospital is reimbursed based on its reasonable allowable costs. Hospitals may not be certified as long-term hospitals until they have operated for at least six months. Prior to such time, reimbursement is based upon PPS (unless another exemption from PPS is available).

     Unlike the situation in the rehabilitation industry, general acute care hospitals that have their own acute long-term care hospital facilities within their hospital or on the same physical campus as their hospital are severely restricted in terms of reimbursement. Current Medicare regulations establish a more favorable reimbursement mechanism for hospitals within hospitals that have a separate governing body, separate medical staff, separate chief medical officer and separate chief executive officer, and that are not under the control of their host facility. General acute care hospitals attempting to operate their own hospitals within hospitals (including hospitals on the same physical campus) cannot meet the independence criteria to be exempt from PPS.

     Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by Peer Review Organizations ("PRO") consisting of groups of practicing physicians and other health care professionals, in order to insure efficient utilization of hospitals and services. A PRO may conduct such a review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. Such review is subject to administrative and judicial appeal.

     ANTI-FRAUD LEGISLATION. Medicare and Medicaid Anti-Fraud and Abuse Amendments codified under Section 1128B(b) of the Social Security Act (the "Anti-Fraud Amendments") prohibit certain business practices and relationships that might affect provision and cost of health care services reimbursable under Medicare and Medicaid. In addition, the Medicare and Medicaid Anti-Kickback statute and the Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Anti-Kickback Laws") prohibit the payment of remuneration to any person in return for the referral of Medicare or Medicaid patients. Sanctions for violating the Anti-Fraud Amendments and the Anti-Kickback Laws include criminal and civil penalties and exclusion from Medicare and Medicaid programs.

     The Omnibus Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1993, provide that a physician who has a financial relationship with certain designated health services, inpatient and outpatient hospital services, among others, is generally prohibited from referring patients to them. If any such financial relationship exists, the entity is generally prohibited from receiving reimbursement payments for services under the Medicare or Medicaid programs. Intensiva believes it is in compliance with these laws and regulations.

     GRAMM-RUDMAN-HOLLINGS ACT. The Company's Medicare revenues may be adversely effected by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (the "Gramm-Rudman-Hollings Act") which would reduce federal spending in order to remove the excess deficit. Under the Gramm-Rudman-Hollings Act, the Medicare program may be reduced by up to four percent. If reductions are made in the Medicare program, payments to providers that are paid on a reasonable cost basis may be reduced.

     STATE REGULATORY ENVIRONMENT. Certain states regulate hospital rates. At this time, the Company does not operate any hospitals in any states that regulate rates. However, the adoption of such legislation or other cost containment measures in states in which the Company operates could have a material adverse effect on the Company's hospitals and revenues and operating income. The Company is unable to predict whether and in what form any such legislation might be adopted. The Company's business, financial condition or results of operations could be affected by other state rate setting laws. Certain states in which the Company operates require hospitals to disclose specified financial information. In addition to federal anti-fraud and anti-kickback statutes, many states have enacted statewide limitations on physician referrals to entities providing services reimbursed by Medicare, Medicaid or other third-party payors. State laws governing physician referrals vary from notice requirements to absolute prohibitions. Intensiva believes it is in compliance with such regulations.

ACCREDITATION

     Hospitals may receive accreditation from JCAHO, a nationwide non-governmental commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. The purpose of this accreditation is to (i) promote ongoing compliance with industry recognized standards for hospitals, (ii) assist management in analyzing each hospital to identify opportunities to improve patient care, and (iii) assist in patient attraction. Generally, hospitals and certain other health care facilities are required to have been in operation for at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organizations and after merger or consolidation. Eight of Intensiva's hospitals have received JCAHO accreditation and the remaining two have scheduled surveys in April 1997.

INSURANCE

     The Company maintains professional liability coverage on each of its facilities in addition to coverage for the customary risks inherent in the operation of health care facilities and business in general. The current policies provide coverage on an occurrence basis. The Company's management believes that it has adequate professional liability coverage. The Company also currently maintains a directors' and officers' liability insurance policy. The Company believes that it will be able to continue to maintain adequate insurance; however, there can be no assurance that adequate insurance will be available on terms acceptable to the Company.

EMPLOYEES

     The Company had approximately 349 full-time employees and 223 part-time employees as of February 28, 1997. The Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

     As of February 28, 1997, the executive officers of the Company were as follows:

     David W. Cross is a founder of the Company and has served as President and Chief Executive Officer and as a Director since the Company's inception in 1994. Prior to founding the Company, Mr. Cross was a founder, the President and Chief Executive Officer, and a director of Advanced Rehabilitation Resources, Inc., serving in each of these capacities from 1990 to 1993. From 1987 to 1990, he was Senior Vice President of Business Development for RehabCare Group, Inc., a publicly traded rehabilitation care company, and in 1993 and 1994 served as Executive Vice President and Chief Development Officer of RehabCare Group, Inc. Mr. Cross currently serves on the board of directors of Odyssey Healthcare, Inc., a hospice health care company, and he is a Trustee and President-elect of the Long Term Acute Care Hospital Association of America, a trade association. Mr. Cross holds a B.A. from the University of California at Fullerton.

     John R. Lewis is a founder of the Company and has served as Executive Vice President and Chief Operating Officer since its inception in 1994. Prior to joining the Company, Mr. Lewis was a co-founder of

Advanced Rehabilitation Resources, Inc. and served as its Chief Operating Officer from 1990 to 1993. From 1984 until 1990, he served as the Chief Operating Officer of RehabCare Group, Inc. and in 1993 and 1994 served in various senior executive positions including Chief Operating Officer with RehabCare Group, Inc. Mr. Lewis holds an M.A. from Ohio University.

     John P. Keefe has served as Chief Financial Officer for the Company since June 1995. From 1993 to 1995, Mr. Keefe served as Northwestern Region Area Manager for Sons of Norway, a fraternal insurance company, and from 1988 to 1993, he served as Chief Financial Officer and Senior Vice President for Safecare Health Services, a hospital management company. From 1980 until 1988, he held senior level financial positions with American Medical International, a hospital management company. He also served as the Chief Financial Officer for the George Washington University Health Plan. Mr. Keefe is a certified public accountant and holds a B.A. in business administration from Georgia State University.

     Samuel A. Morse has served as Executive Vice President, Operations for the Company since February 1995. Prior to joining the Company, Mr. Morse was Vice President of the acute long-term care division of Cornerstone Health Management, Inc., a health care services company from 1994 to 1995. From 1992 to 1994, he served as a Chief Executive Officer of the CPC Hospital in Arlington, Texas. From 1991 to 1992, Mr. Morse served as Chief Executive Officer of the Charter Hospital in Little Rock, Arkansas. From 1990 to 1991, he served in active military service, as Commander of an air Transportable Hospital during Operation Desert Storm. Formerly, he served as Chief Executive Officer in both proprietary and not-for-profit hospitals and hospital systems. Mr. Morse is a Fellow in the American College of Healthcare Executives. He holds a B.S. in business administration from Abilene Christian University and an M.S. in health care administration from Trinity University.

     Kathie Nohre, R.N. has served as Vice President, Professional Services since November 1995. Prior to joining the Company, from 1994 to 1995, Ms. Nohre was Regional Vice President of Operations for Postacute Services, Management Division for Integrated Health Services, a publicly traded health care services company. Prior to that she was Assistant Vice President of Patient Care Services for Lake Forest Hospital from 1993 to 1994, and Assistant Executive Director of Nursing for Humana Hospital, Hoffman Estates from 1989 to 1993. Ms. Nohre holds a B.S. in nursing from the University of Phoenix and an M.B.A. from Illinois Benedictine College.

     James D. Pomeroy has served as Vice President, Business Development since January 1995. Mr. Pomeroy served as President of Rehabilitation Consulting Services from July 1990, until joining the Company. From 1984 to 1990, Mr. Pomeroy was Executive Vice President of Business Development for Rehabilitation Institutes of America. Mr. Pomeroy holds a B.S.W. and M.A. from Southern Illinois University-Edwardsville.

     Anthony J. Torrente has served as Vice President, Business Development for the Company from January 1995 until November 1996. In November 1996, Mr. Torrente was promoted to the position of Executive Vice President, Business Development for the Company. Prior to joining the Company, Mr. Torrente was Group Vice President, New Markets for RehabCare Group, Inc. from 1993 to 1995, and Vice President, Business Development with Advanced Rehabilitation Resources, Inc. from 1991 to 1993. Formerly, he served as a development officer for The Rader Institute, a health care services company, from 1988 to 1991. Mr. Torrente holds a B.S. in business administration from Southeast Missouri State University.

ITEM 2. PROPERTIES

     As of December 31, 1996, the Company leased approximately 15,000 square feet for each of its ten hospital facilities. The Company considers all of its physical properties to be in good operating condition and suitable for the purposes for which they are being used. The Company has recently entered into an agreement to lease approximately 12,000 square feet for its corporate headquarters in St. Louis, Missouri. The Company expects to move to this new location in June 1997.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any asserted or unasserted claims against it. However, it can be expected that in the ordinary course of business various claims may arise from time to time. The Company filed suit on February 16, 1996, in the circuit Court of Cole County, Missouri, against the Missouri Health Facilities Review Committee. In the lawsuit, the Company seeks to overturn the determination by the Missouri Health Facilities Review Committee that a certificate of need is required to open an acute long-term care hospital in St. Louis, Missouri. The Company contends that it is not required to obtain a certificate of need because its budgeted expenditures for capital expenditures and equipment fall below the standard required for a certificate of need. This proceeding has been stayed pending the outcome of similar litigation involving another party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 28, 1997, the Company had 30 shareholders of record.

     The Company's Common Stock is listed and traded on the National Market System of the NASDAQ Stock Market under the symbol "IHCC". The Company began trading on the NASDAQ on October 10, 1996. The high and low sale prices as reported on the NASDAQ were 11 3/8 and 6, respectively, for the period October 10 through December 31, 1996.

     The Company has never declared or payed dividends on its common stock from July 18, 1994 (inception) through December 31, 1996, and does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                            PERIOD FROM
                                                                                           JULY 18, 1994
                                                               YEAR ENDED DECEMBER 31,        THROUGH
                                                               ------------------------    DECEMBER 31,
                                                                  1996          1995           1994
                                                                  ----          ----       -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net revenues.............................................       $18,748       $ 1,488            $  --
  Operating expenses.......................................        18,863         2,521             --
  General and administrative...............................         3,247         1,884            214
  Provision for doubtful accounts..........................         1,176           139             --
  Depreciation and amortization............................           817            29             --
                                                                ---------     ---------      ---------
  Operating loss...........................................        (5,355)       (3,085)          (214)
  Interest income (expense), net...........................           369           238             (1)
                                                                ---------     ---------      ---------
  Net loss.................................................       $(4,986)      $(2,847)           $(215)
                                                                =========     =========      =========
     Loss per share........................................        $(1.48)       $(1.81)          $(0.21)
                                                                =========     =========      =========
     Weighted average shares outstanding...................     3,357,798     1,570,525      1,024,822
                                                                =========     =========      =========

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents.................................    $ 5,105    $11,261    $  190
  Working capital...........................................     19,691     11,207     4,173
  Total assets..............................................     28,464     13,698     4,560
  Long-term obligations.....................................        635        291        --
  Stockholders' equity......................................     22,146     11,790     4,238

     The Company completed an initial public offering of its common stock during 1996, netting $15.3 million for 2,875,000 shares (including the underwriters over-allotment option).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OVERVIEW

     Intensiva provides highly specialized, acute long-term care for critically ill or injured patients who require intensive medical monitoring and treatment, and who often have multiple medical conditions and are medically unstable. The Company provides high quality, cost effective, specialized care for its patients, who typically require an average length of stay of greater than 25 days in an intensive inpatient setting. Intensiva's medical staffs provide specialized medical services, as well as nursing and respiratory care, and the Company is developing disease-specific pathways to treat pulmonary, cancer, renal and cardiac conditions, among others. The Company's clinical programs utilize specialized staff, equipment and protocols for the treatment of its patients.

     Intensiva leases underutilized space from Host Hospitals in underserved secondary markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs including owning and operating the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model provides for each of its specialized hospitals to become certified by Medicare as a "long-term care hospital" and exempt from PPS after approximately seven months of operations (unless another form of exemption is obtained earlier), and receive cost-based reimbursement, which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model seeks to maintain the anticipated payor mix which includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on per diem, per discharge or other capitated forms of payment and fee for service arrangements or negotiated charges.

     Operations begin approximately four months after an agreement is executed with a Host Hospital. During the qualification period, the Company spends up to one million dollars on renovation costs, equipment purchases, pre-opening costs and working capital before the facility becomes eligible for certification as a long-term care hospital. Patient volumes are lower during the qualification phase while physicians, case managers, and payors are educated as to the benefits of the Company's clinical services.

     During 1995, the Company's first certified long-term care hospital generated net revenues of $690,000 and had an operating loss of $13,000 in its first two months of PPS-exempt operations. In contrast, the Company generated net revenues of $800,000 and direct operating losses (exclusive of general and administrative expenses) of $1.2 million from all other facilities during fiscal 1995.

     During 1996, four additional hospitals obtained Medicare certification as long-term care hospitals. The five Medicare certified long-term care hospitals generated net revenue of $12.9 million and an operating margin (exclusive of general and administrative expenses) of $1.1 million, or 8.5%, from long-term care operations during 1996. In contrast, all other clinical operations generated net revenue of $5.8 million and had operating losses (exclusive of general and administrative expenses) of $3.1 million during the same period. The Company anticipates that it will continue to realize operating losses for at least the first seven months of operations at each location.

     The Company currently operates ten facilities in five states. In addition, the Company has one other facility under development, which the Company anticipates will begin operations in the second quarter of 1997. The Company has also entered into an additional lease agreement and three letters of intent to open additional hospitals. The Company has generated historical operating losses as a result of its rapid growth and anticipates that it will continue to incur such losses through at least the second quarter of 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentages of net revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                ------------------
                                                                1996         1995
                                                                ----         ----
Net revenues................................................    100.0%       100.0%
Expenses:
  Operating expenses........................................    100.6        169.4
  Corporate general and administrative expenses.............     17.3        126.6
  Provision for doubtful accounts...........................      6.3          9.4
  Depreciation and amortization.............................      4.4          1.9
                                                                -----       ------
     Total expenses.........................................    128.6        307.3
                                                                -----       ------
Operating loss..............................................    (28.6)      (207.3)
Interest income, net........................................      2.0         16.0
                                                                -----       ------
Net loss....................................................    (26.6)%     (191.3)%
                                                                =====       ======

     As indicated in the above table, operating expenses, corporate general and administrative expenses, and the provision for doubtful accounts as a percentage of operating revenues have declined over time as the Company has developed additional facilities and increased net revenues.

SOURCES OF REVENUES

     The Company receives payment for health care services primarily from non-governmental payors such as managed care organizations (e.g. preferred provider and health maintenance organizations) and other commercial health insurance carriers (e.g. traditional indemnity insurance plans), and the federal government and state governments under the Medicare, Medicaid and other governmental programs. Consistent with initiatives to control health care costs, the Company generally negotiates payments with non-governmental payors based upon the type and extent of services to be provided to individual patients. As of December 31, 1996, the Company had approximately fifteen managed care contracts to provide services to participating members. These managed care agreements consist primarily of negotiated discounts from established charges, although a small percentage of patients are treated under per diem contracts. The following table sets forth the approximate percentages of the Company's net patient service revenues derived from the specified payor sources indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                -----------------
                                                                1996        1995
                                                                ----        ----
Medicare....................................................     73.2%       44.4%
Medicaid....................................................      0.9         2.3
Indemnity and other insurance providers.....................     16.0        42.1
HMO.........................................................      1.4         2.5
PPO.........................................................      6.5         2.7
Other negotiated arrangements...............................      2.0         6.0
                                                                -----       -----
                                                                100.0%      100.0%
                                                                =====       =====

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

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Revenues. Net revenues for the year ended December 31, 1996 were $18.7 million compared to $1.5 million for the comparable period in 1995. The Company had ten operational sites at December 31, 1996 as compared to two operational sites at December 31, 1995. Prior to March 1995 the Company was a development stage company.

     Operating Expenses. Operating expenses for the year ended December 31, 1996 increased $16.3 million from the comparable period in 1995. This increase is attributable to the new facilities opened during 1996. As a percentage of net revenues, operating expenses decreased from 169% to 101%. The Company expects this percentage to continue to decline as its facilities mature.

     General and Administrative. General and administrative expenses for the year ended December 31, 1996 increased $1.4 million, or 72%, to $3.2 million from the comparable period in 1995. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses decreased from 127% to 17%. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company grows and achieves certain economies of scale.

     Provision for Doubtful Accounts. The provision for doubtful accounts for the year ended December 31, 1996 increased $1.0 million to $1.2 million from the comparable period in 1995. The increase is attributable to the growth in net revenues. As a percentage of net revenues, the provision for doubtful accounts decreased from 9% to 6%. The Company expects this percentage to stabilize as the Company matures.

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1996 increased $787,000 to $816,000 from the comparable period in 1995. The increase relates to the acquisition of additional property and equipment and the amortization of a computer software license, and organizational and pre-opening costs associated with the ten open hospitals at December 31, 1996. Property and equipment increased from $588,000 at December 31, 1995 to $3.4 million at December 31, 1996. A computer software license was obtained in December 1995 for $500,000 with an addendum in September 1996 for $52,000 and is being amortized over the three-year license period. Organizational and preopening costs totaled $234,000 and $163,000 during 1996 and 1995, respectively, with an unamortized balance of $147,000 at December 31, 1996.

     Income Taxes. The Company has paid minimal income taxes to date and has approximately $4.7 million of net operating loss carryforwards for income tax purposes, which, subject to limitations on use, if unused, will begin to expire in the year 2009.

YEAR ENDED DECEMBER 31, 1995 AND PERIOD (SINCE INCEPTION -- JULY 18, 1994) ENDED DECEMBER 31, 1994

     The Company began providing patient services in late March 1995. Prior to that time, the Company was a development stage company. Activities in 1994 consisted primarily of raising capital, organizing administrative functions and initial development activities. The Company's focus during 1995 was directed toward market selection and the opening and operation of its first facility. In addition, considerable effort was concentrated on preparations for opening its Hammond, Indiana (December 1995) and Beech Grove, Indiana (January 1996) facilities.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 1996, the Company has financed its operations primarily through proceeds from the sale of the Company's equity securities. Cash flows from operations have not been sufficient to support ongoing operations primarily due to losses incurred during the qualification period and the continuing development of new facilities in accordance with the Company's growth strategy.

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

     The Company made capital expenditures of approximately $2.7 million and $600,000 during the years ended December 31, 1996 and 1995, respectively. Additional equipment was acquired through capital leases, amounting to approximately $950,000 and $600,000 for the years ended December 31, 1996 and 1995, respectively.

     During March 1996, the Company entered into a sale-leaseback agreement with a third-party to take advantage of favorable borrowing rates and maintain liquidity. This third-party received warrants to purchase 15,950 shares of common stock as a part of this transaction. The net book value of assets sold and subsequently leased under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452. As part of this agreement, the Company has an available line of credit to finance additional capital expenditures (up to $1.0 million in the aggregate). At December 31, 1996, the Company had utilized $553,000 of the available line of credit.

     Accounts receivable balances have increased $6.6 million since December 31, 1995. Most of the increase is a result of additional new facilities and their corresponding increase in accounts receivable.

     At December 31, 1995, the Company's working capital was $11.2 million, compared to $4.2 million at December 31, 1994, representing an increase of $7.0 million. This increase was primarily attributable to the issuance of 200,000 additional shares of Series A Convertible Preferred Stock and 405,994 shares of Series B Convertible Preferred Stock totaling $2.0 million and $8.4 million, respectively. Working capital at December 31, 1996 was $19.7 million, representing an increase of $8.5 million from December 31, 1995 which was primarily attributable to the initial public offering of the Company's stock as discussed below offset by support of ongoing operations, investments in new facilities and development activities. The Company expects to invest up to $1.0 million per facility to fund capital renovations, preopening costs and working capital requirements before a facility achieves profitability.

     The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $4.0 million in 1997, $4.4 million in 1998, $4.4 million in 1999, $4.4 million in 2000, $4.0 million in 2001 and $3.8 million thereafter.

     On October 10, 1996, the Company completed an initial public offering (the "Offering") of 2,500,000 shares of common stock, the net proceeds from which aggregated approximately $13.2 million. On November 7, 1996, the underwriters exercised their over-allotment option, resulting in the sale of 375,000 additional shares of common stock by the Company, the net proceeds of which aggregated approximately $2.1 million. The principal reasons for this Offering were to increase the Company's equity capital and to create a public market for the Company's common stock, which will help facilitate future access to capital, enhance the ability to pursue acquisitions, and provide a means for attracting and retaining key employees. The Company expects to use substantially all the proceeds for development and operation of additional facilities, and the balance for working capital and other general corporate purposes. The Company estimates that the net proceeds from the Offering, together with existing or planned financing commitments, will be sufficient to fund its continued development and meet anticipated cash needs of the Company through at least 1997. However, there can be no assurance that the Company will not be required to seek additional capital.

HEALTH CARE LEGISLATION

     In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures which could affect major changes in the health care system. Several of these legislative proposals have included provisions that affect long-term care hospitals. Management cannot predict whether such proposed legislation will be adopted or if adopted, what effect, if any, such proposed legislation would have on the operations of the Company. Also see Business -- Health Care Reform.

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

FORWARD LOOKING STATEMENTS

     Certain of the statements made herein are forward looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission. The Company cautions readers that actual results could be materially different as a result of various possibilities and differences between anticipated and actual developments. Factors that could cause actual results to differ from anticipated results include, but are not limited to, changes in health care regulation and/or health care reform, changes in the regulation of relationships among health care providers, difficulty in obtaining necessary licenses or certifications, ability to collect accounts receivable, changes in reimbursement policies or procedures, changes in payor mix, changes in referral source practices, changes in relationships with Host Hospitals and/or the leases with such Host Hospitals, competition, and the adequacy of professional liability insurance. The Company undertakes no obligation to publicly release the results of any revisions to any forward looking statements contained herein which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Intensiva HealthCare Corporation:

     We have audited the accompanying consolidated balance sheets of Intensiva HealthCare Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995 and the period from July 18, 1994 (inception) through December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intensiva HealthCare Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from July 18, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.

                                                        /s/ KPMG Peat Marwick

February 7, 1997

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                   1996           1995
                                                                   ----           ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 5,105,096    $11,261,422
  Short-term investments....................................     10,767,101             --
  Accounts receivable, less allowance for doubtful accounts
     of $1,270,478 and $139,508, respectively...............      7,579,922        985,697
  Inventories...............................................        254,177          9,087
  Prepaid expenses..........................................        583,204        134,318
                                                                -----------    -----------
       Total current assets.................................     24,289,500     12,390,524
Property and equipment, net.................................      3,434,560        587,904
Organizational and preopening costs, net....................        147,117        164,158
Other assets................................................        593,185        555,467
                                                                -----------    -----------
                                                                $28,464,362    $13,698,053
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term obligations.............        484,966        210,290
  Accounts payable and accrued expenses.....................      3,077,326        483,707
  Accrued salaries, wages, and benefits.....................      1,036,071        224,139
  Note payable -- stockholder...............................             --        265,200
                                                                -----------    -----------
       Total current liabilities............................      4,598,363      1,183,336
                                                                -----------    -----------
Long-term obligations, less current installments............        634,781        291,208
Deferred rent expense.......................................      1,085,300        433,333
Stockholders' equity:
  Series A convertible preferred stock, $0.001 par value,
     3,465,000 shares authorized, issued and outstanding in
     1995...................................................             --          3,465
  Series B convertible preferred stock, $0.001 par value,
     2,232,962 shares authorized, issued, and outstanding in
     1995...................................................             --          2,233
  Common stock, $0.001 par value, 70,000,000 shares
     authorized, 9,905,062 and 1,332,100 shares issued and
     outstanding, respectively..............................          9,905          1,332
  Additional paid-in capital................................     30,184,544     14,846,051
  Accumulated deficit.......................................     (8,048,531)    (3,062,905)
                                                                -----------    -----------
       Total stockholders' equity...........................     22,145,918     11,790,176
                                                                -----------    -----------
                                                                $28,464,362    $13,698,053
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED DECEMBER 31, 1996 AND 1995 AND PERIOD
            FROM JULY 18, 1994 (INCEPTION) THROUGH DECEMBER 31, 1994

                                                              1996           1995           1994
                                                              ----           ----           ----
Net patient service revenues...........................    $18,748,042    $ 1,488,389    $       --
Costs and expenses:
  Operating expenses...................................     18,863,038      2,520,873            --
  General and administrative...........................      3,246,989      1,884,063       213,739
  Provision for doubtful accounts......................      1,176,308        139,508            --
  Depreciation and amortization........................        816,389         29,494           475
                                                           -----------    -----------    ----------
       Total costs and expenses........................     24,102,724      4,573,938       214,214
                                                           -----------    -----------    ----------
       Operating loss..................................     (5,354,682)    (3,085,549)     (214,214)
Interest income........................................        450,449        266,668         1,026
Interest expense.......................................        (81,393)       (28,604)       (2,232)
                                                           -----------    -----------    ----------
       Net loss........................................    $(4,985,626)   $(2,847,485)   $ (215,420)
                                                           ===========    ===========    ==========
       Loss per share..................................         $(1.48)        $(1.81)       $(0.21)
                                                           ===========    ===========    ==========
       Weighted average outstanding shares.............      3,357,798      1,570,525     1,024,822
                                                           ===========    ===========    ==========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1996 AND 1995 AND PERIOD
            FROM JULY 18, 1994 (INCEPTION) THROUGH DECEMBER 31, 1994

                                                   COMMON STOCK
                            PREFERRED STOCK     ------------------   ADDITIONAL                      TOTAL
                          -------------------   NUMBER OF              PAID-IN     ACCUMULATED   STOCKHOLDERS'
                          SERIES A   SERIES B    SHARES     AMOUNT     CAPITAL       DEFICIT        EQUITY
                          --------   --------   ---------   ------   ----------    -----------   -------------
Initial capitalization,
  issuance of common
  stock.................   $   --    $    --    1,305,150   $1,305   $   146,876   $        --    $   148,181
Issuance of common
  stock.................       --         --       26,950       27         4,873            --          4,900
Issuance of Series A
  convertible preferred
  stock, 2,365,000
  shares................    2,365         --           --       --     4,297,635            --      4,300,000
     Net loss...........       --         --           --       --            --      (215,420)      (215,420)
                           ------    -------    ---------   ------   -----------   -----------    -----------
Balance, December 31,
  1994..................    2,365         --    1,332,100    1,332     4,449,384      (215,420)     4,237,661
Issuance of Series A
  convertible preferred
  stock, 1,100,000
  shares................    1,100         --           --       --     1,998,900            --      2,000,000
Issuance of Series B
  convertible preferred
  stock, 2,232,967
  shares................       --      2,233           --       --     8,397,767            --      8,400,000
     Net loss...........       --         --           --       --            --    (2,847,485)    (2,847,485)
                           ------    -------    ---------   ------   -----------   -----------    -----------
Balance, December 31,
  1995..................    3,465      2,233    1,332,100    1,332    14,846,051    (3,062,905)    11,790,176
Conversion of preferred
  stock.................   (3,465)    (2,233)   5,697,962    5,698            --            --             --
Issuance of 2,875,000
  shares of common
  stock, net of issuance
  costs.................       --         --    2,875,000    2,875    15,338,493            --     15,341,368
     Net loss...........       --         --           --       --            --    (4,985,626)    (4,985,626)
                           ------    -------    ---------   ------   -----------   -----------    -----------
Balance, December 31,
  1996..................   $   --    $    --    9,905,062   $9,905   $30,184,544   $(8,048,531)   $22,145,918
                           ======    =======    =========   ======   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1996 AND 1995 AND PERIOD
            FROM JULY 18, 1994 (INCEPTION) THROUGH DECEMBER 31, 1994

                                                               1996           1995          1994
                                                               ----           ----          ----
Cash flows from operating activities:
  Net loss.............................................    $ (4,985,626)   $(2,847,485)   $(215,420)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.....................         816,389         29,494          475
     Provision for doubtful accounts...................       1,176,308        139,508           --
     Increase in accounts receivable...................      (7,770,533)    (1,125,205)          --
     Increase in inventories, prepaid expenses, and
       other assets....................................        (796,458)      (130,665)      (7,526)
     Increase in accounts payable and accrued
       expenses........................................       2,593,619        438,320       45,387
     Increase in accrued salaries, wages, and
       benefits........................................         811,932        212,871       11,268
     Increase in accrued rent differential.............         651,967        433,333           --
                                                           ------------    -----------    ---------
       Net cash used in operating activities...........      (7,502,402)    (2,849,829)    (165,816)
                                                           ------------    -----------    ---------
Cash flows from investing activities:
  Additions to property and equipment..................      (2,670,071)      (555,171)      (3,468)
  Proceeds from sale of equipment......................         337,792             --           --
  Organizational and preopening costs..................        (233,655)      (162,881)      (5,632)
  Purchase of short-term investments...................     (11,505,006)            --           --
  Maturities of short-term investments.................         737,905             --           --
                                                           ------------    -----------    ---------
       Net cash used in investing activities...........     (13,333,035)      (718,052)      (9,100)
                                                           ------------    -----------    ---------
Cash flows from financing activities:
  Proceeds from issuance of preferred and common
     stock.............................................      15,341,368     14,704,900      100,000
  Proceeds from issuance of note payable --
     stockholder.......................................              --             --      265,200
  Repayment of note payable -- stockholder.............        (265,200)            --           --
  Payments on long-term obligations....................        (397,057)       (65,881)          --
                                                           ------------    -----------    ---------
       Net cash provided by financing activities.......      14,679,111     14,639,019      365,200
                                                           ------------    -----------    ---------
       (Decrease) increase in cash and cash
          equivalents..................................      (6,156,326)    11,071,138      190,284
Cash and cash equivalents, beginning of period.........      11,261,422        190,284           --
                                                           ------------    -----------    ---------
Cash and cash equivalents, end of period...............    $  5,105,096    $11,261,422    $ 190,284
                                                           ============    ===========    =========
Supplemental cash flow information -- cash paid for
  interest.............................................    $     81,393    $    28,604    $   2,232
                                                           ============    ===========    =========
Supplemental information -- noncash investing and
  financing activity:
  Acquisition of software license......................    $     52,250    $   512,500    $      --
  Acquisition of equipment through capital leases......         897,960         54,609           --
                                                           ============    ===========    =========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a) Description of Business

     Intensiva HealthCare Corporation and subsidiaries (the Company) was incorporated in Delaware on July 18, 1994. The Company is developing and operating a network of long-term, acute care hospitals in certain health care markets across the United States. Activities in 1994 and 1995 primarily consisted of raising capital, obtaining financing, and organizing administrative functions.

     (b) Principles of Consolidation

     The consolidated financial statements of the Company include all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash Equivalents

     Cash equivalents consist of interest-bearing money market accounts and debt instruments with maturities of three months or less.

     (d) Short-term Investments

     Short-term investments consist of U.S. Treasury Notes, mortgage-backed securities and commercial paper with maturities of less than one year. These investments are classified as held-to-maturity and are recorded at cost. The difference between cost and market value at December 31, 1996 was not material.

     (e) Inventories

     Inventories, which consist principally of medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (f) Property and Equipment

     Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Property and equipment of the Company are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

     Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives for equipment range from 3-15 years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

     (g) Organizational and Preopening Costs

     Organizational and preopening costs consist of legal, consulting, and other start-up costs incurred by the Company during the development phase of a new hospital. These costs are capitalized and amortized to expense over a period of twelve months beginning when the new hospital is opened and begins to admit patients. Costs related to marketing and development of new facilities at the corporate level are expensed as incurred.

     (h) Other Assets

     Other assets primarily consist of notes receivable from officers (see note
9) and a software license agreement of approximately $490,000. The software license agreement will be amortized into expense over the three-year estimated useful life of the license.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

     (i) Deferred Rent Expense

     Certain of the leases on the Company's health care facilities include scheduled base rent increases over the terms of the leases. The total amount of the base rent payments is being charged to expense on the straight-line method over the term of the lease. Deferred rent expense represents the excess of rent expense over cash payments since inception of the various leases.

     (j) Income Taxes

     Deferred taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those differences are expected to be recovered or settled.

     (k) Revenue Recognition

     The Company recognizes revenue as services are provided to patients.

     Net patient service revenues and related accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

     Approximately 73% and 44% of the Company's net patient service revenues for 1996 and 1995, respectively, were derived from funds under the Medicare program, and approximately 83% and 66% of the Company's net accounts receivable at December 31, 1996 and 1995, respectively, are from this source.

     The Company has agreements with third-party payors that provide for patient care reimbursement at rates which differ from the customary charges for such care. During the qualification period to become certified as a long-term care hospital (which historically has been approximately seven months long for the Company) Medicare typically reimburses the Company under the Prospective Payment System which provides for payment at predetermined amounts based on the discharge diagnosis. Upon obtaining certification as a long-term care hospital, the Company's hospitals receive cost-based reimbursement from Medicare. Payment for patient services covered by certain commercial insurance carriers, health maintenance organizations and preferred provider organizations are based upon reimbursement agreements which include negotiated rates for specific services, discounts from established charges and prospectively determined per diem rates.

     (l) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

     (m) Net Loss Per Share

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock issued at prices below the initial public offering price during the twelve months immediately preceding the contemplated initial filing of the registration statement relating to the initial public offering (IPO), have been included in the computation of

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES net loss per share as if they were outstanding for all periods prior to the effective date of the IPO. Other shares issuable upon the exercise of stock options or conversion of convertible preferred stock have been excluded from historical per share amounts because the effect of their inclusion would be anti-dilutive.

     (n) Stock Option

     The Company adopted the disclosure-only option under Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation, as of January 1, 1996. The effect of such adoption was not material to the financial statements. Further, the pro forma effects, on net loss and loss per share for the years ended December 31, 1996 and 1995, if the Company had used the fair value method of accounting for stock-based compensation arrangements prescribed by SFAS 123 were not material.

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Activity in the allowance for doubtful accounts is as follows:

                                                               1996         1995
                                                               ----         ----
Balance at beginning of period..........................    $  139,508    $     --
Provision for doubtful accounts.........................     1,176,308     139,508
Accounts written off....................................       (45,338)         --
Recoveries..............................................            --          --
                                                            ----------    --------
Balance at end of period................................    $1,270,478    $139,508
                                                            ==========    ========

(3) PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1996 and 1995 are as follows:

                                                               1996         1995
                                                               ----         ----
Leasehold improvements..................................    $2,195,080    $210,331
Equipment...............................................       764,525     351,902
Equipment under capital leases..........................       952,569      54,609
                                                            ----------    --------
                                                             3,912,174     616,842
Less accumulated depreciation and amortization..........       477,614      28,938
                                                            ----------    --------
  Property and equipment, net...........................    $3,434,560    $587,904
                                                            ==========    ========

(4) SALE LEASEBACK AGREEMENT

     During March 1996, the Company entered into a sale leaseback agreement with a third party to take advantage of favorable borrowing rates and maintain liquidity. This third party received warrants to purchase 15,950 shares of the Company's common stock. The warrants are exercisable for up to seven years at a price of $3.76 per share. The net book value of assets sold and subsequently leased back under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452 which was charged to operations in 1996. As part of this agreement, the Company has an available line of credit (up to $1.0 million) to finance additional capital expenditures. Borrowings under this line of credit are secured by certain equipment, bear interest at 8% and are repayable monthly through September 2000. Borrowings outstanding of $458,700 are included in capital lease obligations at December 31, 1996.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

(5) LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                               1996         1995
                                                               ----         ----
Capital lease obligations with interest at 8% to 12% due
  monthly through 2001..................................    $  820,886    $ 40,248
7.8% note payable due monthly through January 1998......       298,861     461,250
                                                            ----------    --------
                                                             1,119,747     501,498
Less current installments...............................       484,966     210,290
                                                            ----------    --------
                                                            $  634,781    $291,208
                                                            ==========    ========

     Capital lease obligations at December 31, 1996 consist of various medical equipment at each facility such as ventilators, x-ray machines, IV pumps, and cardiac monitors. The note payable at December 31, 1996 relates to a software license agreement.

     The aggregate maturities of long-term obligations at December 31, 1996 are as follows:

1997........................................................    $  573,409
1998........................................................       278,558
1999........................................................       271,988
2000........................................................       148,123
2001........................................................        44,233
                                                                ----------
                                                                 1,316,311
Less interest on capital lease obligations..................       196,564
                                                                ----------
                                                                $1,119,747
                                                                ==========

(6) STOCKHOLDERS' EQUITY

     On October 10, 1996, the Company completed its initial public offering
(IPO) of 2,500,000 shares of common stock, the net proceeds from which aggregated approximately $13.2 million. On November 7, 1996, the Underwriters' exercised the over-allotment option resulting in the sale of 375,000 additional shares of common stock, the net proceeds from which aggregated approximately $2.1 million.

     Prior to the Company's IPO, the Company had two series of convertible preferred stock outstanding. Series A and B convertible preferred stock required a cumulative dividend of 8% per annum. Preferred dividends in arrears at December 31, 1995 were $522,562. Each share of preferred stock was convertible into one share of common, or under certain circumstances, the Company could redeem the shares for cash or force conversion into common shares. In connection with the Company's IPO, all preferred stock then outstanding was converted into 5,697,962 shares of common stock.

     On January 26, 1995, the Board of Directors of the Company approved the Intensiva HealthCare Corporation Stock Option Plan (Stock Plan) pursuant to which incentive stock options may be granted to employees. Under the Stock Plan, options to purchase 785,400 common shares may be for a term not to exceed 10 years (five years with respect to a person who owns more than 10% of the capital stock of the Company). The exercise price of all stock options must be at least equal to the fair market value of the shares of stock, as determined by the Company's Board of Directors (110% of fair market value for a person who owns more than 10% of the capital stock of the Company). During 1996, options to purchase 39,050 shares were granted under the Stock Plan at prices ranging from $3.76 to $6.00 per share. During 1995, options to purchase 536,800 shares were granted at $0.08 per share. As of December 31, 1996, options to purchase

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

204,328 shares (at prices from $0.08 to $6.00 per share) had vested and were exercisable. In each of the years ended December 31, 1996 and 1995, none of the options granted have expired, been exercised, or cancelled.

(7) EMPLOYEE BENEFITS

     As of September 22, 1995, the Company adopted an employee savings plan (the
Plan), a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Each participant may make an annual contribution to their account of up to 15% of their compensation, subject to certain limitations. The Company's matching contribution is 25% of participant contributions. The Company may make annual discretionary contributions to the Plan not to exceed 15% of the total compensation of all plan participants. Participants vest in the Company's matching portion at a rate of 20% per year. Forfeitures of contributions related to nonvested participant balances will be used to reduce the Company's contributions and/or plan expenses. Expense for this Plan totaled $48,600 for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, no expense was incurred by the Company related to the Plan.

(8) INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                             1996          1995
                                                             ----          ----
Net operating loss carryforwards......................    $1,609,229    $  834,230
Allowance for doubtful accounts.......................       399,945        47,433
Deferred rent expense.................................       369,002       147,333
Other.................................................       147,017        12,392
                                                          ----------    ----------
                                                           2,525,193     1,041,388
Less valuation allowance..............................     2,525,193     1,041,388
                                                          ----------    ----------
                                                          $       --    $       --
                                                          ==========    ==========

     A valuation allowance is necessary for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has approximately $4,700,000 of net operating loss carryforwards for income tax purposes, which, if unused, will begin to expire in the year 2009. No cash was paid for taxes in 1996 or 1995.

(9) RELATED PARTY TRANSACTIONS

     Other assets as of December 31, 1996 and 1995 include notes receivable from two executive officers aggregating $24,230 and $42,967, respectively. Pursuant to employment agreements with these two officers, amounts receivable are forgiven through their service to the Company over a period which extends through September 22, 1997.

     Note payable -- stockholder as of December 31, 1995 represented unsecured advances received from a minority stockholder bearing interest at 1% over the prime rate published by a local bank (9.75% at December 31, 1995). Amounts were payable in quarterly installments, with the final installment made during March 1996.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

(10) COMMITMENTS AND CONTINGENCIES

     The Company's health care facilities are located in space leased from acute care health care providers (Host Hospitals) under operating lease agreements with Host Hospitals of initial terms of five or more years, with varying renewal terms. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2000.

     Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $4,010,200 in 1997, $4,423,100 in 1998, $4,432,400 in 1999, $4,402,100 in 2000, $3,985,300 in 2001, and
$3,842,800 thereafter. Rent expense was approximately $2,361,000, $965,400 and $0 in 1996, 1995, and 1994, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Registrant hereby incorporates by reference portions of Registrant's definitive Proxy Statement to be filed within 120 days of Registrant's fiscal year end. Information respecting executive officers is set forth as a part of
Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference portions of Registrant's definitive Proxy Statement to be filed within 120 days of Registrant's fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference portions of Registrant's definitive Proxy Statement to be filed within 120 days of Registrant's fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference portions of Registrant's definitive Proxy Statement to be filed within 120 days of Registrant's fiscal year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Those Financial Statements, Financial Statement Schedules, and Exhibits required by Item 601 of Regulation S-K and by paragraph (a) of Item 14: The following financial statements, financial statement schedules, notes thereto, and auditor's report are set forth in Item 8 to this Form 10-K.

                                                                PAGE(S)
                                                                -------
Independent auditors' report................................      19
Consolidated balance sheets, as of December 31, 1996 and
  1995......................................................      20
Consolidated statements of operations, for the years ended
  December 31, 1996 and 1995 and for the period from July
  18, 1994 (inception) through December 31, 1994............      21
Consolidated statements of stockholders' equity, for the
  years ended December 31, 1996 and 1995 and for the period
  from July 18, 1994 (inception) through December 31,
  1994......................................................      22
Consolidated statements of cash flows, for the years ended
  December 31, 1996 and 1995 and for the period from July
  18, 1994 (inception) through December 31, 1994............      23
Notes to consolidated financial statements..................      24

     (b) Reports on Form 8-K: The Company filed no reports on Form 8-K for the three months ended December 31, 1996.

     (c) Exhibits: The exhibits to this Form 10-K are set forth on the Exhibit Index filed herewith and are incorporated herein by this reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Intensiva HealthCare Corporation

                                          By        /s/ DAVID W. CROSS

                                          --------------------------------------
                                                David W. Cross, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE                        DATE
                   ---------                                       -----                        ----

               /s/ DAVID W. CROSS                   Director and Chief Executive
------------------------------------------------    Officer                                March 24, 1997
                 David W. Cross

            /s/ JEFFREY J. COLLINSON                Director                               March 26, 1997
------------------------------------------------
              Jeffrey J. Collinson

          /s/ WILFRED E. JAEGER, M.D.               Director                               March 26, 1997
------------------------------------------------
            Wilfred E. Jaeger, M.D.

               /s/ JOHN P. KEEFE                    Principal Financial Officer and
------------------------------------------------    Principal Accounting Officer           March 24, 1997
                 John P. Keefe

         /s/ PHILLIP M. NUDELMAN, PH.D.             Director                               March 24, 1997
------------------------------------------------
           Phillip M. Nudelman, Ph.D.

              /s/ DAVID L. STEFFY                   Director                               March 27, 1997
------------------------------------------------
                David L. Steffy

                                                    Director
------------------------------------------------
            James B. Tananbaum, M.D.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
 3(i).1     The Company's Amended and Restated Certificate of
            Incorporation was previously filed as Exhibit 3(i).1 to the
            Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.
 3(i).2     The Company's Certificate of Amendment to Amended and
            Restated Certificate of Incorporation was previously filed as Exhibit 3(i).2 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
 3(i).3     The Company's Third Amended and Restated Certificate of
            Incorporation was previously filed as Exhibit 3(i).1 to the
            Company's Form 10-Q for the quarter ended September 30, 1996 and is incorporated herein by this reference.
 3(i).4     The Company's Certificate of Amendment to Amended and
            Restated Certificate of Incorporation was previously filed as Exhibit 3(i).4 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
3(ii).1     The Company's By-Laws were previously filed as Exhibit
            3(ii).1 to the Company's Registration Statement on Form S-1
            (Reg. No. 333-08899) and are incorporated herein by this
            reference.
3(ii).2     The Company's Amended and Restated By-Laws were previously filed as Exhibit 3(ii).2 to the Company's Registration
            Statement on Form S-1 (Reg. No. 333-08899) and is
            incorporated herein by this reference.
    4.1     The Company's specimen Certificate of Shares of Common
            Stock, $0.001 par value, of the Company was previously filed as Exhibit 4.1 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
    4.2     The Company's Amended and Restated Stockholders' Agreement,
            dated December 20, 1995 was previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Reg.
            No. 333-08899) and is incorporated herein by this reference.
    4.3     The Company's Amended and Restated Registration Rights
            Agreement, dated December 20, 1995 was previously filed as
            Exhibit 4.3 to the Company's Registration Statement on Form
            S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.1     The Company's form of Lease Agreement with Host Hospitals
            was previously filed as Exhibit 10.1 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.
   10.2     The Warrant Agreement to Purchase Shares of Series B
            Convertible Preferred Stock of Transitional Care of America,
            Inc., by and between the Company and Comdisco, Inc., dated as of February 15, 1996 was previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Reg.
            No. 333-08899) and is incorporated herein by this reference.
   10.3     The Master Lease Agreement by and between the Company and
            Comdisco, Inc., dated December 11, 1995 was previously filed as Exhibit 10.3 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.4     The Agreement by and between the Company and Healthcare
            Management Systems, Inc., dated November 29, 1995 was
            previously filed as Exhibit 10.4 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.
   10.5     The Escrow Agreement by and among the Company, Healthcare
            Management Systems, Inc. and Wyatt, Tarrant & Combs, dated
            November 29, 1995 was previously filed as Exhibit 10.5 to
            the Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
   10.6     The Second Amended and Restated Employment Agreement of
            David W. Cross, by and between the Company and David W.
            Cross, dated June 12, 1996 was previously filed as Exhibit
            10.6 to the Company's Registration Statement on Form S-1
            (Reg. No. 333-08899) and is incorporated herein by this
            reference.
   10.7     The Second Amended and Restated Employment Agreement of John
            R. Lewis, by and between the Company and John R. Lewis,
            dated June 12, 1996 was previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.
   10.8     The Employment Agreement of John P. Keefe, by and between
            the Company and John P. Keefe, dated June 1, 1995 was
            previously filed as Exhibit 10.8 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.
   10.9     The Employment Agreement of Samuel A. Morse, by and between the Company and Samuel A. Morse, dated December 2, 1994 was previously filed as Exhibit 10.9 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.
   10.11    The Employment Agreement of James D. Pomeroy, by and between the Company and James D. Pomeroy, dated December 28, 1994
            was previously filed as Exhibit 10.11 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.
   10.12    The Employment Agreement of Kathie Nohre, R.N., by and
            between the Company and Kathie Nohre, R.N., dated November
            6, 1995 was previously filed as Exhibit 10.12 to the
            Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.
   10.13    The Transitional Care of America, Inc. Stock Option Plan was
            previously filed as Exhibit 10.13 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.
   10.14    The Subscription Agreement for the sale of Common Stock of the Company, by and among the Company, RehabCare
            Corporation, David L. Steffy, David W. Cross and John R.
            Lewis, dated September 22, 1994 was previously filed as
            Exhibit b.14 to the Company's Registration Statement on Form
            S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.15    The Stockholders' Agreement by and among the Company,
            RehabCare Corporation, David L. Steffy, David W. Cross and
            John L. Lewis, dated September 22, 1994 was previously filed as Exhibit 10.15 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.16    The Transition Agreement by and among the Company, RehabCare
            Corporation, David W. Cross and John R. Lewis, dated
            September 22, 1994 was previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.
   10.17    The TCA Non-Compete, Non-Hire, Non-Disclosure and Release
            Agreement by and between the Company and RehabCare
            Corporation, dated September 22, 1994 was previously filed as Exhibit 10.17 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.18    The RehabCare Non-Compete, Non-Hire, Non-Disclosure and
            Release Agreement by and between the Company and RehabCare
            Corporation, dated September 22, 1994 was previously filed as Exhibit 10.18 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
   10.19    The Steffy/RehabCare Non-Development, Non-Hire and Release
            Agreement, by and between David L. Steffy and RehabCare
            Corporation, dated September 22, 1994 was previously filed as Exhibit 10.19 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.20    The Cross Non-Compete, Non-Hire, Non-Disclosure and Release
            Agreement by and between David W. Cross and RehabCare
            Corporation, dated September 22, 1994 was previously filed as Exhibit 10.20 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.21    The Lewis Non-Compete, Non-Hire, Non-Disclosure and Release
            Agreement by and between John R. Lewis and RehabCare
            Corporation, dated September 22, 1994 was previously filed as Exhibit 10.21 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.22    The Series A Convertible Preferred Stock Purchase Agreement
            by and among the Company and certain purchasers named
            therein, dated December 30, 1994 was previously filed as
            Exhibit 10.22 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.23    The Stock Repurchase Agreement by and between the Company
            and David W. Cross, dated December 30, 1994 was previously filed as Exhibit 10.23 to the Company's Registration
            Statement on Form S-1 (Reg. No. 333-08899) and is
            incorporated herein by this reference.
   10.24    The Stock Repurchase Agreement by and between the Company
            and John R. Lewis, dated December 30, 1994 was previously
            filed as Exhibit 10.24 to the Company's Registration
            Statement on Form S-1 (Reg. No. 333-08899) and is
            incorporated herein by this reference.
   10.25    The Series B Convertible Preferred Stock Purchase Agreement
            by and among the Company and certain purchasers named
            therein, dated December 20, 1994 was previously filed as
            Exhibit 10.25 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.26    The Employment Agreement of Tony J. Torrente, by and between the Company and Tony J. Torrente, dated December 2, 1996.
   21.1     Subsidiaries of the Company
   27.1     Financial Data Schedule