Form 10-Q
period 1997-03-31
INTENSIVA HEALTHCARE CORP
filed 1997-05-13
CIK 1017147

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------    -------

                        COMMISSION FILE NUMBER 000-21505

                       INTENSIVA HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                  43-1690769
             ------------------------------------------------------
               (State or other jurisdiction of  (I.R.S.  Employer
              incorporation or organization)  Identification No.)

           7733 FORSYTH BLVD., 11TH FLOOR, ST.  LOUIS, MISSOURI 63105
           ----------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                               (314) 725-0112
           ------------------------------------------------------
            (Registrant's telephone number, including area code)

---------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, at April 30, 1997, was 9,905,062 shares.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,
                                                                   1997           DECEMBER 31,
                          ASSETS                               (UNAUDITED)             1996
                                                               -----------     -----------------
Current assets:
    Cash and cash equivalents                                   $ 4,616,887         $ 5,105,096
    Short-term investments                                        7,675,857          10,767,101
    Accounts receivable, less allowance for doubtful
        accounts of $2,034,063 and $1,270,478,
        respectively                                             12,092,580           7,579,922
    Inventories                                                     254,803             254,177
    Prepaid expenses                                                385,115             583,204
                                                                -----------         -----------
                 Total current assets                            25,025,242          24,289,500

Property and equipment, net                                       3,701,805           3,434,560
Organizational and preopening costs, net                            170,342             147,117
Other assets                                                        540,830             593,185
                                                                -----------         -----------
                                                                $29,438,219         $28,464,362
                                                                ===========         ===========

           Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term obligations               $   448,197         $   484,966
    Accounts payable and accrued expenses                         3,738,496           3,077,326
    Accrued salaries, wages and benefits                          1,269,551           1,036,071
                                                                -----------         -----------
                 Total current liabilities                        5,456,244           4,598,363

Long-term obligations, less current installments                    778,231             634,781
Deferred rent expense                                             1,143,376           1,085,300

Stockholders' equity:
    Common stock, $0.001 par value, 70 million
        shares authorized, 9,905,062 shares issued
        and outstanding                                               9,905               9,905
    Additional paid-in capital                                   30,184,544          30,184,544
    Accumulated deficit                                          (8,134,081)         (8,048,531)
                                                                -----------         -----------
                 Total stockholders' equity                      22,060,368          22,145,918
                                                                -----------         -----------
                                                                $29,438,219         $28,464,362
                                                                ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)



                                                                    1997                1996
                                                                    ----                ----
Net patient service revenues                                      $12,400,383         $ 2,508,719
Costs and expenses:
    Operating expenses                                             10,458,384           2,602,544
    General and administrative                                      1,012,723             651,689
    Provision for doubtful accounts                                   863,334              13,896
    Depreciation and amortization                                     293,210              74,342
                                                                  -----------         -----------

                 Total costs and expenses                          12,627,651           3,342,471
                                                                  -----------         -----------
                 Operating loss                                      (227,268)           (833,752)
Interest income                                                       202,727             118,946
Interest expense                                                      (61,009)            (14,732)
                                                                  -----------         -----------
                 Net loss                                         $   (85,550)        $  (729,538)
                                                                  ===========          ==========
Loss per share                                                    $     (0.01)        $     (0.46)
                                                                  ===========         ===========
Weighted average outstanding shares                                 9,905,062           1,589,775
                                                                  ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                           1997                 1996
                                                                           ----                 ----
Cash flows from operating activities:
    Net loss                                                           $   (85,550)        $  (729,538)
    Adjustments to reconcile net loss to net cash used
            in operating activities:
        Depreciation and amortization                                      293,210              74,342
        Provision for doubtful accounts                                    863,334              13,896
        Increase in accounts receivable                                 (5,375,992)         (1,559,990)
        Decrease (increase) in inventories, prepaid expenses
             and other assets                                              198,652            (351,816)
        Increase in accounts payable and accrued expenses                  661,170             333,536
        Increase in accrued salaries, wages and benefits                   233,480             189,516
        Increase in accrued rent differential                               58,076             271,403
                                                                       -----------         -----------
         Net cash used in operating activities                          (3,153,620)         (1,758,651)
                                                                        ----------          ----------
Cash flows from investing activities:
    Additions to property and equipment                                   (204,876)           (841,248)
    Proceeds from sale of equipment                                           -                337,792
    Organizational and preopening costs                                    (69,918)            (46,904)
    Maturities of short-term investments                                 3,091,244               -
                                                                       -----------         ------------
         Net cash provided by (used in) investing activities
                                                                         2,816,450            (550,360)
                                                                       -----------         -----------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock                                 -                     22
    Repayment of note payable - stockholder                                   -               (265,200)
    Payments on long-term obligations                                     (151,039)            (61,396)
                                                                       -----------         -----------
         Net cash used in financing activities                            (151,039)           (326,574)
                                                                       -----------         -----------
         Decrease in cash and cash equivalents                            (488,209)         (2,635,585)
Cash and cash equivalents, beginning of period                           5,105,096          11,261,422
                                                                       -----------         -----------
Cash and cash equivalents, end of period                               $ 4,616,887         $ 8,625,837
                                                                       ===========         ===========
Supplemental cash flow information - cash paid for interest            $    61,009         $    14,732
                                                                       ===========         ===========
Supplemental information - noncash activity:
    Acquisition of equipment through capital leases                    $   257,724         $    91,249
                                                                       ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      BASIS OF PRESENTATION
         The condensed consolidated balance sheet as of March 31, 1997 and related condensed consolidated statements of operations and cash flows contained in this Form 10-Q, which are unaudited, include the accounts of Intensiva HealthCare Corporation and its wholly-owned subsidiaries ("Intensiva" or the "Company"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Adjustments consist only of normal recurring items. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited financial statements and the related notes, included in the registrant's annual report on Form 10-K for the year ended December 31, 1996.

(2)      NET LOSS PER SHARE
         The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock issued at prices below the initial public offering during the twelve months immediately preceding the contemplated initial filing of the registration statement relating to the initial public offering (IPO), have been included in the computation of net loss per share as if they were outstanding for all periods prior to the effective date of the IPO. Other shares issuable upon the exercise of stock options or conversion of convertible preferred stock have been excluded from historical per share amounts because the effect of their inclusion would be anti-dilutive.


         In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Loss per share, on a pro forma basis, for the three month-periods ended March 31, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:


                                                1997       1996
                                                -----      -----
         Basic loss per share                  $ (0.01)   $ (0.46)

         Diluted loss per share                $ (0.01)   $ (0.46)


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

         The Company currently operates ten facilities in five states. In addition, the Company has four other facilities under development, all of which the Company anticipates will begin operations during the second quarter of 1997. The Company has also entered into a lease agreement to open an additional facility which the Company anticipates will open during 1997. The Company has generated historical operating losses as a result of its rapid growth and anticipates that it will continue to incur such losses through at least the second quarter of 1997.

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

                                                  Three Months Ended                   Year Ended
                                                      March 31,                       December 31,
                                                1997             1996             1996             1995
                                                ----             ----             ----             ----
Medicare                                       81.0%           65.9%             73.2%            44.4%
Medicaid                                        0.6             5.5               0.9              2.3
Indemnity and other insurance providers         6.6            17.9              16.0             42.1
HMO                                             1.2             3.7               1.4              2.5
PPO                                            10.4             3.6               6.5              2.7
Other negotiated arrangements                   0.2             3.4               2.0              6.0
                                              -----           -----             -----            -----
                                              100.0%          100.0%            100.0%           100.0%
                                              =====           =====             =====            =====


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

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Net Revenues. Net revenues for the three months ended March 31, 1997 were $12.4 million compared to $2.5 million for the comparable period in 1996. The Company had ten operational sites at March 31, 1997 as compared to four operational sites at March 31, 1996, two of which opened during the first quarter of 1996.

         Operating Expenses. Operating expenses for the three months ended March 31, 1997 increased $7.9 million from the comparable period in 1996. This increase is attributable to the increased number of operational sites at March 31, 1997 and the growth in business at each facility as it matures. As a percentage of net revenues, operating expenses decreased from 104% to 84%. The Company expects this percentage to continue to decline as its facilities mature.

         General and Administrative. General and administrative expenses for the three months ended March 31, 1997 increased $360,000, or 55%, to $1.0 million from the comparable period in 1996. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses decreased from 26% to 8%. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company grows and achieves certain economies of scale.

             Provision for Doubtful Accounts. The provision for doubtful accounts for the three months ended March 31, 1997 increased $850,000, to $860,000, from the comparable period in 1996. The increase is attributable to the growth in net revenues. As a percentage of net revenues, the provision for doubtful accounts increased from 1% to 7%. The Company expects this percentage to stabilize as the Company matures.

         Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 1997 increased $220,000, to $290,000, from the comparable period in 1996. The increase relates to the acquisition of additional property and equipment and the amortization of a computer software license and organizational and pre-opening costs associated with the ten open hospitals at March 31, 1997.

         Income Taxes. The Company has paid minimal income taxes to date and has approximately $4.7 million of net operating loss carryforwards for income tax purposes, which, subject to limitations on use, if unused, will begin to expire in the year 2009.

SELECTED QUARTERLY FINANCIAL RESULTS

         The Company's quarterly financial position and results of operations have fluctuated due to its emerging from the development stage status in March 1995, obtaining PPS-exempt status for its first facility in November 1995, the opening of additional facilities in December 1995 and throughout 1996, and obtaining exempt long-term care status for five additional facilities. The following table presents unaudited quarterly operating results for each of the nine quarters in the period from January 1, 1995 through March 31, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere in this Form 10-Q.


                                                      THREE MONTHS ENDED
                                                      ------------------
STATEMENT OF
OPERATIONS        MAR 31,   JUNE 30,  SEPT 30,   DEC 31,    MAR 31,   JUNE 30,  SEPT 30,   DEC 31,   MAR 31,
DATA:               1995      1995     1995       1995       1996       1996       1996      1996     1997
                 --------------------------------------------------------------------------------------------
                                                    (dollars in thousands)
Net revenues         $---    $ 165     $ 459      $ 864    $ 2,509    $ 3,567    $4,663     $8,009    $12,400
Operating loss       (572)    (756)     (839)      (919)      (834)    (1,118)   (1,623)    (1,780)      (227)
Net loss             (504)    (696)     (772)      (875)      (729)    (1,021)   (1,597)    (1,639)       (86)



LIQUIDITY AND CAPITAL RESOURCES

         Through March 1997, the Company has financed its operations primarily through proceeds from the sale of the Company's equity securities. Cash flows from operations have not been sufficient to support ongoing operations primarily due to the time required in obtaining new Medicare provider numbers and the continuing development of new facilities in accordance with the Company's growth strategy. On October 10, 1996, the Company completed its initial public offering which, together with the underwriters' over-allotment option, resulted in net proceeds to the Company of $15.3 million.

         Cash flows used in investing activities have consisted primarily of capital renovations, equipment purchases, and organizational and pre-opening costs incurred prior to providing patient services at each new facility. In addition to the sale of the Company's equity securities, financing activities have included borrowings under capital leases and a sale-leaseback agreement.

         Capital expenditures totaled approximately $200,000 and $850,000 during the three months ended March 31, 1997 and 1996, respectively. Additional equipment was acquired through capital leases, amounting to approximately $260,000 and $90,000 for the three months ended March 31, 1997 and 1996, respectively.

         During March 1996, the Company entered into a sale-leaseback agreement with a third party to take advantage of favorable borrowing rates and maintain liquidity. This third-party received warrants to purchase 15,950 shares of common stock as a part of this transaction. The net book value of assets sold and subsequently leased under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452. As part of this agreement, the Company has an available line of credit to finance additional capital expenditures (up to $1.0 million in the aggregate). Unutilized borrowing capacity under the line of credit was approximately $200,000 at March 31, 1997.

         Accounts receivable balances have increased $4.5 million since December 31, 1996. The majority of the increase is a result of increased census at the company's facilities and the time required in obtaining new Medicare provider numbers from the Medicare intermediaries once a facility opens and upon completing the qualification period. One provider number which was obtained in March 1997 has resulted in approximately $1.1 million in collections during April 1997.

         Working capital at March 31, 1997 was $19.6 million, representing a decrease of $0.1 million from December 31, 1996 which was primarily attributable to the financing of current operations. The Company expects to invest approximately $1.0 million per facility to fund capital renovations for preopening costs and working capital requirements before a facility achieves profitability.

         The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2002. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $4.1 million in 1997, $4.6 million in 1998, $4.6 million in 1999, $4.6 million in 2000, $4.2 million in 2001 and $3.9 million thereafter.

         The Company believes that its current cash and cash equivalents and short-term investments, together with existing or planned financing commitments, will be sufficient to fund its continued development and meet anticipated cash needs of the Company through at least 1997. However, there can be no assurance that the Company will not be required to seek additional capital.

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

FORWARD LOOKING STATEMENTS

         Certain of the statements made herein are forward looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases by the Securities and Exchange Commission. The Company cautions readers that actual results could be materially different as a result of various possibilities and differences between anticipated and actual developments. Factors that could cause actual results to differ from anticipated results include, but are not limited to changes in health care regulation and/or health care reform, changes in the regulation of relationships among health care providers, difficulty in obtaining necessary licenses or certifications, ability to collect accounts receivable, changes in reimbursement policies or procedures, changes in payor mix, changes in referral source practices, changes in relationships with Host Hospitals and/or the leases with such Host Hospitals, competition, and the adequacy of professional liability insurance. The Company undertakes no obligation to publicly release the results of any revisions to any forward looking statements contained herein which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                  INTENSIVA HEALTHCARE CORPORATION


Date:   May 12, 1997               By    /s/ John P.  Keefe
                                      -----------------------------------------
                                        John P.  Keefe, Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX


Exhibit
 Number       Exhibit
 ------       -------
  27.1        Financial Data Schedule