Form 10-Q
period 1997-06-30
INTENSIVA HEALTHCARE CORP
filed 1997-08-06
CIK 1017147

                                   FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         --------------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______

                      COMMISSION FILE NUMBER 000-21505

                      INTENSIVA HEALTHCARE CORPORATION
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                    DELAWARE                  43-1690769
             --------------------------------------------------
             (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

          7733 FORSYTH BLVD., 8TH FLOOR, ST.  LOUIS, MISSOURI 63105
          ---------------------------------------------------------
            (Address of principal executive offices)  (Zip Code)
                               (314) 725-0112
                        ----------------------------
            (Registrant's telephone number, including area code)

----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, at July 31, 1997, was 9,953,212 shares.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,
                                                          1997            DECEMBER 31,
                                                       (UNAUDITED)            1996
                                                      -------------       ------------
                        ASSETS
Current assets:
  Cash and cash equivalents
  Short-term investments                               $ 1,787,675         $ 2,884,977
  Accounts receivable, less allowance for doubtful       6,528,474          12,987,220
    accounts of $1,248,000 and $1,270,000,              15,596,488           7,579,922
    respectively                                           288,559             254,177
  Inventories                                              281,554             583,204
  Prepaid expenses                                     -----------         -----------
        Total current assets                            24,482,750          24,289,500
                                                         5,104,172           3,434,560
                                                           309,873             147,117
Property and equipment, net                              1,054,626             593,185
Organizational and preopening costs, net               -----------         -----------
Other assets                                           $30,951,421         $28,464,362
                                                       ===========         ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:                                   $   765,410         $   484,966
  Current installments of long-term obligations          4,253,577           3,077,326
  Accounts payable and accrued expenses                  1,358,239           1,036,071
  Accrued salaries, wages and benefits                 -----------         -----------
        Total current liabilities                        6,377,226           4,598,363
Long-term obligations, less current installments         1,235,341             634,781
Deferred rent expense                                    1,080,972           1,085,300
Stockholders' equity:                                        9,905               9,905
  Common stock, $0.001 par value, 70,000,000            30,184,544          30,184,544
    shares authorized, 9,905,062 shares issued          (7,936,567)         (8,048,531)
    and outstanding                                    -----------         -----------
  Additional paid-in capital                            22,257,882          22,145,918
  Accumulated deficit                                  -----------         -----------
        Total stockholders' equity                     $30,951,421         $28,464,362
                                                       ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

                       INTENSIVA HEALTHCARE CORPORATION
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)





                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     JUNE 30,                              JUNE 30,
                                              1997                1996           1997               1996
                                              ----                ----           ----               ----
Net patient service revenues             $14,258,880           $ 3,567,356        $26,659,263        $ 6,076,075

Costs and expenses:
  Operating expenses                      12,437,232             3,702,268         22,895,616          6,304,812
  General and administrative               1,187,837               672,059          2,200,560          1,323,748
  Provision for doubtful accounts            195,624               136,140          1,058,958            150,036
  Depreciation and amortization              313,302               174,537            606,512            248,879
                                         -----------           -----------        -----------        -----------

        Total costs and expenses          14,133,995             4,685,004         26,761,646          8,027,475
                                         -----------           -----------        -----------        -----------
        Operating income (loss)              124,885            (1,117,648)          (102,383)        (1,951,400)


Interest income                              122,531               116,655            325,258            235,601
Interest expense                             (49,902)              (19,440)          (110,911)           (34,172)
                                         -----------           -----------        -----------        -----------



        Net income (loss)                $   197,514           $(1,020,433)       $   111,964        $(1,749,971)
                                         ===========           ===========        ===========        ===========
Income (loss) per share                  $      0.02           $     (0.64)       $      0.01        $     (1.10)
                                         ===========           ===========        ===========        ===========
Weighted average outstanding shares       10,455,328             1,589,775         10,458,493          1,589,775
                                         ===========           ===========        ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

                       INTENSIVA HEALTHCARE CORPORATION
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               1997              1996
                                                               ----              ----
Cash flows from operating activities:
  Net income (loss)                                          $  111,964       $(1,749,971)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                               606,512           248,879
    Provision for doubtful accounts                           1,058,958           150,036
    Increase in accounts receivable                          (9,075,524)       (3,814,680)
    Decrease (increase) in inventories, prepaid expenses
     and other assets                                           266,204          (621,535)
    Increase in accounts payable and accrued expenses         1,176,251           649,872
    Increase in accrued salaries, wages and benefits            322,168           303,522
    Increase (decrease) in deferred rent expense                 (4,328)          371,792
                                                             ----------       -----------
       Net cash used in operating activities                 (5,537,795)       (4,462,085)
                                                             ----------       ------------
Cash flows from investing activities:
  Additions to property and equipment                        (1,413,285)       (1,372,543)
  Proceeds from sale of equipment                                     -           337,792
  Organizational and preopening costs                          (268,516)         (117,789)
  Sales and maturities of short-term investments              6,458,746                 -
                                                              ---------       ------------
       Net cash provided by (used in) investing activities    4,776,945        (1,152,630
                                                              ---------       ------------


Cash flows from financing activities:
  Payments on long-term obligations                            (336,452)         (164,204)
  Repayment of note payable - stockholder                             -          (265,200)
  Proceeds from issuance of preferred stock                           -                22
                                                              ---------       -----------
       Net cash used in financing activities                   (336,452)         (429,382)
                                                              ---------       -----------
   Increase (decrease) in cash and cash equivalents          (1,097,302)        6,044,097

Cash and cash equivalents, beginning of period                2,884,977        11,261,422
                                                             ----------       -----------
Cash and cash equivalents, end of period                     $1,787,675        $5,217,325
                                                             ==========       ===========
Supplemental cash flow information - cash paid for
interest                                                     $  110,911       $    34,172
                                                             ==========       ===========
Supplemental information - noncash activity:
   Acquisition of equipment through capital leases           $1,217,456       $   587,554
                                                             ==========       ===========

     See accompanying notes to condensed consolidated financial statements.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

                       INTENSIVA HEALTHCARE CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



(1)  Basis of Presentation
     The condensed consolidated balance sheet as of June 30, 1997 and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996 contained in this Form 10-Q, which are unaudited, include the accounts of Intensiva HealthCare Corporation and its wholly-owned subsidiaries ("Intensiva" or the "Company"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

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

(2)  Net (Income) Loss Per Share
     The Company's per share calculations are based upon the weighted average number of shares of common stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, options to purchase common stock issued at prices below the initial public offering (IPO) price during the twelve months immediately preceding the contemplated initial filing of the registration statement have been included in the computation of net loss per share as if they were outstanding for all periods prior to the effective date of the IPO. Other shares issuable upon the exercise of stock options or conversion of convertible preferred stock have been included in historical per share amounts if the effect of their inclusion is dilutive.

                                                                        Page 5
Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

     In February 1997, Statement of Financial Accounting Standards No. 128
     (SFAS 128), "Earnings Per Share," was issued and establishes new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Income (loss) per share, on a pro forma basis, for the three and six month periods ended June 30, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:

                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                      1997          1996          1997        1996
                                      ----          ----          ----        ----
     Basic income (loss) per share     $0.02         $(0.64)       $0.01      $(1.10)
     Diluted income (loss) per share   $0.02         $(0.64)       $0.01      $(1.10)


(3)  Income Taxes
     The Company utilized net operating loss carryforwards to offset taxable income for the six months ended June 30, 1997.

(4)  Reclassifications
     Certain amounts in the balance sheet as of December 31, 1996 have been reclassified to conform with current year presentation.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

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

     Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved secondary markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs to purchase and operate the physical plant and certain expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model provides for each of its specialized hospitals to become certified by Medicare as "long-term care hospitals" exempt from PPS after approximately seven months of operations. This exemption will enable the hospitals to receive cost-based reimbursement, which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model anticipates a payor mix that includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on per diem, per discharge or other capitated forms of payment, fee for service arrangements or negotiated charges.

     Operations begin approximately four to five months after an agreement is executed with a Host Hospital. During the qualification period, the Company spends approximately one million dollars per facility on renovation costs, equipment purchases, pre-opening costs and working capital before the facility becomes eligible for certification as a long-term care hospital. Patient volumes are lower during the qualification phase while physicians, case managers, and payors are educated as to the benefits of the Company's clinical services.

     As of June 30, 1997, the Company operated thirteen facilities in five states. In addition, as of June 30, 1997, the Company had signed agreements involving four other facilities, all except one of which the Company anticipates will begin operations during the last half of 1997. Although the Company has generated historical operating losses as a result of its rapid growth, it generated an operating profit in the second quarter of 1997 as profit from its mature facilities exceeded losses at facilities in the qualification or early operating periods.

Sources of Revenues

     The Company receives payment for health care services from non-governmental payors such as managed care organizations (e.g. preferred provider and health maintenance organizations) and other commercial health insurance carriers (e.g. traditional indemnity insurance plans), and the federal government and state governments under the Medicare, Medicaid and other governmental programs. Consistent with initiatives to control health care costs, the Company generally negotiates payments with non-governmental payors based upon the type and extent of services to be provided to individual patients.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

The following table sets forth the approximate percentages of the Company's net patient service revenues derived from the specified payor sources indicated:


                                              Three Months Ended       Six Months Ended
                                                  June 30,                  June 30,
                                              1997          1996       1997        1996
                                              ----          ----       ----        ----

Medicare                                      74.0%       65.1%         77.3 %    65.4%
Medicaid                                       2.5         0.5           1.6       1.7
Indemnity and other insurance providers        9.9        25.3           8.4      22.3
HMO                                            4.1         1.0           2.7       1.5
PPO                                            8.9         5.3           9.6       4.6
Other negotiated arrangements                  0.6         2.8           0.4       4.5
                                             -----       -----         -----     -----
                                             100.0%      100.0%        100.0%    100.0%
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

Results of Operations

     Net Patient Service Revenues. Net patient service revenues for the three and six month periods ended June 30, 1997 increased $10.7 million, or 299.7%, and $20.6 million, or 338.8%, respectively, from the comparable periods in 1996. This growth is primarily a result of the increase in the number of operational facilities, as the Company had thirteen operational facilities at June 30, 1997, ten of which had been operating for at least six months, as compared to six operational facilities at June 30, 1996.

     Operating Expenses. Operating expenses for the three and six month periods ended June 30, 1997 increased $8.7 million, or 235.9%, and $16.6 million, or 263.1%, respectively, from the comparable periods in 1996. This increase is also attributable to the increased number of operational facilities at June 30, 1997. As a percentage of net revenues, operating expenses for the three months ended June 30, 1997 decreased to 87% from 103% for the comparable period in 1996. The Company expects this percentage to continue to decline as its new facilities mature.

     General and Administrative Expenses. General and administrative expenses for the three and six month periods ended June 30, 1997 increased $520,000, or 76.7%, and $880,000, or 66.2%, respectively, from the comparable periods in 1996. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses for the three months ended June 30, 1997 decreased to 8% from 19% for the comparable period in 1996. The Company expects that general and administrative expenses as a percentage of net revenues will stabilize as the Company achieves certain economies of scale.

     Provision for Doubtful Accounts. The provision for doubtful accounts for the three and six month periods ended June 30, 1997 increased $60,000, or 43.7%, and $910,000, or 605.8%, respectively, from the

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97
comparable periods in 1996. The increase in the provision in 1997 compared to 1996 is primarily attributable to the growth in net revenues.

     Depreciation and Amortization. Depreciation and amortization for the three and six month periods ended June 30, 1997 increased $140,000, or 79.5%, and $360,000, or 143.7%, respectively, from the comparable periods in 1996. The increase relates to the acquisition of additional property and equipment and the amortization of a computer software license and organizational and pre-opening costs associated with the thirteen open facilities at June 30, 1997.

     Income Taxes. The Company utilized net operating loss carryforwards to offset taxable income for the six months ended June 30, 1997.

Selected Quarterly Financial Results

     The Company's quarterly financial position and results of operations have fluctuated due to its emergence from development stage status in March 1995 and the opening of facilities and the obtaining of PPS-exempt status for such facilities since November 1995 through the first half of 1997. The following table presents unaudited quarterly operating results for each of the eight quarters in the period from July 1, 1995 through June 30, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere in this Form 10-Q.



                                                        Three Months Ended
                         Sept 30,  Dec 31,  Mar 31,  June 30,  Sept 30,  Dec 31,  Mar 31,  June 30,
                           1995     1995     1996      1996      1996     1996     1997     1997
                           ----     ----     ----      ----      ----     ----     ----     ----
                                                        (dollars in thousands)

Net revenue                $459     $864    $2,509    $3,567    $4,663   $8,009   $12,400   $14,259
Operating income (loss)    (839)    (919)     (834)   (1,118)   (1,623)  (1,780)     (227)      125
Net income ( loss)         (772)    (875)     (729)   (1,021)   (1,597)  (1,639)      (86)      198


Liquidity and Capital Resources

     Through June 1997, the Company has financed its operations primarily through proceeds from the sale of the Company's equity securities. Cash flows from operations have not been sufficient to support ongoing operations primarily due to the time lag that is required in obtaining Medicare provider numbers at new facilities and the continuing development of new facilities in accordance with the Company's growth strategy. On October 10, 1996, the Company completed its initial public offering which, together with the underwriters' exercise of its over-allotment option, resulted in net proceeds to the Company of $15.3 million.

     Cash flows used in investing activities have consisted primarily of capital renovations, equipment purchases, and organizational and pre-opening costs incurred prior to providing patient services at each new facility. Cash has been used in financing activities for payments on borrowings under capital leases.

                                                                        Page 9
Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

     Capital expenditures totaled $1.4 million for each of six month periods ended June 30, 1997 and 1996. Additional equipment acquired through capital leases totaled $1,220,000 and $590,000 for the six months ended June 30, 1997 and 1996, respectively.

     During March 1996, the Company entered into a sale-leaseback agreement with a third party to take advantage of favorable borrowing rates and maintain liquidity. The third party received warrants to purchase 15,950 shares of common stock as a part of the transaction. The net book value of assets sold and subsequently leased under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452. As part of this agreement, the Company obtained a $1 million line of credit from the third party to finance additional capital expenditures. In May 1997, this agreement was amended to increase the line of credit to $1.5 million. Unutilized borrowing capacity under the line of credit was approximately $470,000 at June 30, 1997.

     Accounts receivable balances have increased $9.1 million since December 31, 1996. The majority of the increase is a result of increased census at the Company's facilities and the time lag required in obtaining new Medicare provider numbers from the Medicare fiscal intermediaries once a facility opens and upon completion of the qualification period.

     Working capital at June 30, 1997 was $18.1 million, representing a decrease of $1.6 million from December 31, 1996. The decrease was primarily attributable to the financing of current operations and the funding of capital renovations and pre-opening costs for the three facilities that opened in the first half of 1997.

     The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2002. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $4.6 million in 1997, $6.5 million in 1998, $6.7 million in 1999, $6.7 million in 2000, $6.3 million in 2001 and $6.6 million thereafter.

     The Company believes that its current cash and cash equivalents and short-term investments, together with existing or planned financing commitments, will be sufficient to fund its continued development and meet anticipated cash needs of the Company through at least 1997. However, there can be no assurance that the Company will not be required to seek additional capital.


Health Care Legislation

     Legislation respecting Medicare reimbursement of long-term care hospitals was enacted and signed into law as part of the Balanced Budget Act of 1997 (the "Act"). The Act imposes various caps and reductions on Medicare reimbursement, but did not create a direct moratorium on opening new long-term care hospitals. Because the Company is a low-cost provider of quality long-term care, it believes that it will be able to respond to these changes in Medicare reimbursement with minimal impact on its bottom line results.

Forward Looking Statements

     Certain of the statements made herein are forward looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases by the Securities and Exchange Commission. The Company cautions readers that actual results could be materially different as a result of various possibilities and differences between anticipated and actual developments. Factors that could cause

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97
actual results to differ from anticipated results include, but are not limited to, changes in health care regulation and/or health care reform, changes in the regulation of relationships among health care providers, difficulty in obtaining necessary licenses or certifications, ability to collect accounts receivable, changes in reimbursement policies or procedures, changes in payor mix, changes in referral source practices, changes in relationships with Host Hospitals and/or the leases with such Host Hospitals, competition, and the adequacy of professional liability insurance. The Company undertakes no obligation to publicly release the results of any revisions to any forward looking statements contained herein which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

                         PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no reportable proceedings.

ITEM 2.  CHANGES IN SECURITIES

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         (a) Not applicable.

         (b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Stockholders of the Company was held on May 23, 1997. Of the 9,905,062 shares entitled to vote at such meeting, 9,199,701 were represented by proxy.

         (b) Mr. Phillip M. Nudelman, Ph.D., and Mr. James B. Tananbaum, M.D., were elected as Class I Directors of the Company. Mr. David W. Cross and Mr. Jeffrey J. Collinson continue as Class II Directors. Mr. Wilfred E. Jaeger, M.D., and Mr. David L. Steffy continue as Class III Directors.

         (c) The results of the voting for Class I Directors were as follows:


                                                        Number of Shares Voted
                                                        ----------------------
             Nominee                                    For           Withheld
                                                        ---           --------
             Mr. Phillip M. Nudelman, PH.D.             9,185,601      14,100
             Mr. James B. Tananbaum, M.D.               9,185,601      14,100

             The Stockholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the Company. 9,181,801 shares voted in favor of the appointment, 11,200 shares voted against the appointment, and 6,700 shares abstained.


         (d) Not applicable.

ITEM 5.  OTHER INFORMATION

         In June 1997, Mr. Michael R. Hogan was elected to the Company's Board of Directors. Mr. Hogan is Corporate Vice President and Controller of Monsanto Company.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) See Exhibit Index for list of Exhibits.

         (b) Not applicable.

Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTENSIVA HEALTHCARE CORPORATION




Date:   August 6, 1997          By /s/ John P.  Keefe
                                --------------------------------------
                                John P.  Keefe, Chief Financial Officer
                                (Principal Financial and Accounting Officer)


                                                                        Page 14
Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97

                                EXHIBIT INDEX



EXHIBIT
NUMBER       EXHIBIT
------       -------

10.27 Equipment Schedule VL-2 dated as of May 5, 1997 to Master Lease Agreement dated as of December 11, 1995 by and between the Company and Comdisco, Inc.


27.1         Financial Data Schedule


                                                                        Page 15
Intensiva HealthCare Corporation
Form 10-Q FQE 6/30/97