Form 10-K/A
period 1996-12-31
INTENSIVA HEALTHCARE CORP
filed 1997-10-23
CIK 1017147

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                AMENDMENT NO. 1 TO THE FORM 10-K INDICATED BELOW

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-21505

                        INTENSIVA HEALTHCARE CORPORATION

             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      43-1690769
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

     7733 FORSYTH BLVD., 8TH FLOOR                       63105
     ST. LOUIS, MISSOURI                                (Zip Code)
     (Address of principal executive offices)

      Registrant's telephone number, including area code:  (314) 725-0112

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


================================================================================

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Intensiva HealthCare Corporation

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


                                                       /s/ KPMG Peat Marwick LLP


St. Louis, Missouri
February 7, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Intensiva HealthCare Corporation


                                             By  /s/ David W. Cross
                                                 -------------------------------
                                                     David W. Cross, President
                                                     and Chief Executive Officer

Date: October 23, 1997