Form 10-Q
period 1997-09-30
INTENSIVA HEALTHCARE CORP
filed 1997-11-12
CIK 1017147

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         __________________________

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______

                      COMMISSION FILE NUMBER 000-21505

                      INTENSIVA HEALTHCARE CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     DELAWARE                                                   43-1690769
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                          Identification No.)

          7733 FORSYTH BLVD., 8TH FLOOR, ST.  LOUIS, MISSOURI 63105
          ---------------------------------------------------------
            (Address of principal executive offices)  (Zip Code)
                               (314) 725-0112
                               --------------
            (Registrant's telephone number, including area code)

____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, at October 31, 1997, was 9,954,312 shares.

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30,
                                                            1997       DECEMBER 31,
                       ASSETS                            (UNAUDITED)       1996
                                                        -------------  ------------
Current assets:
  Cash and cash equivalents                             $     388,849  $  2,884,977
  Short-term investments                                    2,583,594    12,987,220
  Accounts receivable, less allowance for doubtful
    accounts of $1,492,000 and $1,270,000,
    respectively                                           22,028,353     7,579,922

  Inventories                                                 417,106       254,177
  Prepaid expenses                                            350,190       583,204
                                                        -------------  ------------
          Total current assets                             25,768,092    24,289,500

Property and equipment, net                                 6,272,000     3,434,560
Organizational and preopening costs, net                      325,375       147,117
Other assets                                                  990,943       593,185
                                                        =============  ============
                                                        $  33,356,410  $ 28,464,362
                                                        =============  ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term obligations         $     725,201  $    484,966
  Accounts payable and accrued expenses                     5,460,298     3,077,326
  Accrued salaries, wages and benefits                      1,708,927     1,036,071
                                                        -------------  ------------
          Total current liabilities                         7,894,426     4,598,363

Long-term obligations, less current installments            1,386,368       634,781
Deferred rent expense                                       1,108,466     1,085,300

Stockholders' equity:
  Common stock, $0.001 par value, 70,000,000
   shares authorized, 9,954,312 shares issued
   and outstanding                                              9,954         9,905
  Additional paid-in capital                               30,192,483    30,184,544
  Accumulated deficit                                      (7,235,287)   (8,048,531)
          Total stockholders' equity                       22,967,150    22,145,918
                                                        -------------  ------------
                                                        $  33,356,410  $ 28,464,362
                                                        =============  ============


     See accompanying notes to condensed consolidated financial statements.

                       INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                             1997                  1996             1997                  1996
                                        --------------------------------------------------------------------------
Net patient service revenues            $  19,495,330          $  4,663,056     $ 46,154,593         $  10,739,131

Costs and expenses:
  Operating expenses                       16,796,644             5,105,534       39,692,260            11,410,346
  General and administrative                1,215,239               761,755        3,415,799             2,085,503
  Provision for doubtful accounts             370,002                88,159        1,428,960               238,195
  Depreciation and amortization               426,725               331,281        1,033,237               580,160
                                        -------------          ------------     ------------         -------------
     Total costs and expenses              18,808,610             6,286,729       45,570,256            14,314,204
                                        -------------          ------------     ------------         -------------
     Operating income (loss)                  686,720            (1,623,673)         584,337           (3,575,073)
Interest income                                74,282                45,790          399,540              281,391
Interest expense                              (59,722)              (18,860)        (170,633)             (53,032)
                                        -------------          ------------     ------------         ------------
     Net income (loss)                  $     701,280          $ (1,596,743)    $    813,244         $ (3,346,714)
                                        =============          ============     ============         ============
Income (loss) per share                 $        0.07          $     (0.23)     $       0.08         $      (0.48)
                                        =============          ============     ============         ============
Weighted average outstanding shares        10,508,328             7,030,062       10,474,857            7,030,062
                                        =============          ============     ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1997          1996
                                                                        ----          ----
Cash flows from operating activities:
  Net income (loss)                                                $    813,244   $ (3,346,714)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                     1,033,237        580,160
    Provision for doubtful accounts                                   1,428,960        238,195
    Increase in accounts receivable                                 (15,877,391)    (4,586,232)
    Decrease (increase) in inventories, prepaid expenses
     and other assets                                                    74,284       (633,406)
    Increase in accounts payable and accrued expenses                 2,382,972      1,397,353
    Increase in accrued salaries, wages and benefits                    672,856        433,549
    Increase in deferred rent expense                                    23,166        536,647
                                                                   ------------    -----------
   Net cash used in operating activities                             (9,448,672)    (5,380,448)
                                                                   ------------    -----------
Cash flows from investing activities:
  Additions to property and equipment                                (2,517,280)    (2,243,745)
  Proceeds from sale of equipment                                             -        337,792
  Organizational and preopening costs                                  (382,648)      (127,358)
  Sales and maturities of short-term investments                     10,403,626              -
                                                                   ------------    -----------
   Net cash provided by (used in) investing activities                7,503,698     (2,033,311)
                                                                   ------------    -----------

Cash flows from financing activities:
  Payments on long-term obligations                                    (559,142)      (289,706)
  Repayment of note payable - stockholder                                     -       (265,200)
  Proceeds from issuance of common and preferred stock                    7,988             22
                                                                   ------------    -----------
    Net cash used in financing activities                              (551,154)      (554,884)
                                                                   ------------    -----------
    Decrease in cash and cash equivalents                            (2,496,128)    (7,968,643)

Cash and cash equivalents, beginning of period                        2,884,977     11,261,422
                                                                   ------------    -----------
Cash and cash equivalents, end of period                               $388,849     $3,292,779
                                                                   ============    ===========
Supplemental cash flow information - cash paid for
interest                                                               $170,633        $53,032
                                                                   ============    ===========
Supplemental information - noncash activity:
  Acquisition of equipment through capital leases                  $  1,540,381    $   897,416
                                                                   ============    ===========

     See accompanying notes to condensed consolidated financial statements.

                       INTENSIVA HEALTHCARE CORPORATION
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



(1)  Basis of Presentation
     The condensed consolidated balance sheet as of September 30, 1997, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 contained in this Form 10-Q, which are unaudited, include the accounts of Intensiva HealthCare Corporation and its wholly-owned subsidiaries ("Intensiva" or the "Company"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited consolidated financial statements and the related notes, included in the registrant's annual report on Form 10-K for the year ended December 31, 1996.

(2)  Net Income (Loss) Per Share
     The Company's per share calculations are based upon the weighted average number of shares of common stock outstanding. Shares issuable upon the exercise of stock options or conversion of convertible preferred stock have been included in historical per share amounts if the effect of their inclusion is dilutive.

     In connection with the Company's completion of an initial public offering (the "Offering") on October 10, 1996, each one share of the 5,697,962 shares of the Company's Series A and Series B convertible preferred stock was converted into 5.5 shares of common stock immediately prior to the offering. Accordingly, pro forma loss per share, as if the shares issued upon the conversion had been outstanding since the beginning of the respective periods, has been presented in the condensed consolidated financial statements for the three and nine month periods ended September 30, 1996.

     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," was issued and establishes new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Income (loss) per share, on a pro forma basis, for the three and nine month periods ended September 30, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:



                                      Three Months Ended        Nine Months Ended
                                          September 30,           September 30,
                                      1997           1996        1997        1996
                                      ----           ----        ----        ----
Basic income (loss) per share          $0.07         $(0.23)      $0.08     $(0.48)
Diluted income (loss) per share        $0.07         $(0.23)      $0.08     $(0.48)


(3)  Income Taxes
     The Company utilized net operating loss carryforwards to offset taxable income for the three and nine months ended September 30, 1997.

(4)  Reclassifications
     Certain prior year amounts have been reclassified to conform with current year presentation.

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

     Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved secondary markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs to purchase and operate the physical plant and certain expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model provides for each of its specialized hospitals to become certified by Medicare as "long-term care hospitals" exempt from PPS after approximately seven months of operations. This exemption will enable the hospitals to receive cost-based reimbursement (subject to the limits discussed below), which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model anticipates a payor mix that includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on per diem, per discharge or other capitated forms of payment, fee for service arrangements or negotiated charges.

     Included in the Balanced Budget Act of 1997 (the "Act") were sections amending provisions relating to Medicare reimbursement for long-term care hospitals. The Act imposes various caps and reductions on Medicare reimbursement, including a maximum reimbursement rate of $18,947 per discharge for facilities that obtain certification as a long-term care hospital on or after October 1, 1997 and a 15 percent reduction in reimbursement for capital costs. Facilities certified as long-term care hospitals prior to October 1, 1997 have a reimbursement cap of $37,688 per discharge. The Company believes it is a low-cost provider of quality long-term care and, accordingly, it believes that it is well-positioned to respond to these changes in Medicare reimbursement.

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

     As of September 30, 1997, the Company operated fifteen facilities in six states. In addition, as of September 30, 1997, the Company had signed agreements involving three other facilities, one of which the Company anticipates will begin operations during the last quarter of 1997.

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




                                            Three Months Ended            Nine Months Ended
                                                September 30,               September 30,
                                           1997           1996         1997           1996
                                           ----           ----         ----           ----
Medicare                                      78.5%       70.5%         78.9%           69.3%
Medicaid                                       4.2         0.1           2.5             1.3
Indemnity and other insurance providers       10.3        14.8           8.6            16.4
HMO                                            4.0         2.0           3.1             2.4
PPO                                            1.9        11.3           6.3             7.9
Other negotiated arrangements                  1.1         1.3           0.6             2.7
                                             -----       -----         -----           -----
                                             100.0%      100.0%        100.0%          100.0%
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

Results of Operations

     Net Patient Service Revenues. Net patient service revenues for the three and nine month periods ended September 30, 1997 increased $14.8 million, or 318.1%, and $35.4 million, or 329.8%, respectively, from the comparable periods in 1996. This growth is primarily a result of the increase in the number of operational facilities, as the Company had fifteen operational facilities at September 30, 1997 as compared to seven operational facilities at September 30, 1996. In addition, increased census at maturing facilities has been a significant factor in the increase in net patient service revenues.

     Operating Expenses. Operating expenses for the three and nine month periods ended September 30, 1997 increased $11.7 million, or 229.0%, and $28.3 million, or 247.9%, respectively, from the comparable periods in 1996. This increase is also attributable to the increased number of operational facilities at September 30, 1997 and growth in census during the period. As a percentage of net revenues, operating expenses for the three months ended September 30, 1997 decreased to 86% from 110% for the comparable period in 1996. The Company expects this percentage to continue to decline as its new facilities mature.

     General and Administrative Expenses. General and administrative expenses for the three and nine month periods ended September 30, 1997 increased $450,000, or 59.5%, and $1.3 million, or 63.8%, respectively, from the comparable periods in 1996. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses for the three months ended September 30, 1997 decreased to 6.2% from 16.3% for the comparable period in 1996. The percentage for the third quarter of 1997 represents a slight decrease from the percentage for the second quarter of 1997 (8.3%) which is indicative of the Company continuing to achieve economies of scale.

     Provision for Doubtful Accounts. The provision for doubtful accounts for the three and nine month periods ended September 30, 1997 increased $280,000, or 319.7%, and $1.2 million, or 499.9%, respectively, from the comparable periods in 1996. The increase in the provision in 1997 compared to 1996 is directly attributable to the growth in net revenues, as the provision as a percentage of net revenues was 1.9% in both the third quarter of 1997 and 1996.

     Depreciation and Amortization. Depreciation and amortization for the three and nine month periods ended September 30, 1997 increased $95,000, or 28.8%, and $450,000, or 78.1%, respectively, from the comparable periods in 1996. The increase relates to the acquisition of additional property and equipment and the amortization of a computer software license and organizational and pre-opening costs associated with the fifteen open facilities at September 30, 1997.

     Income Taxes. The Company utilized net operating loss carryforwards to offset taxable income for the three and nine months ended September 30, 1997.

Selected Quarterly Financial Results

     The Company's quarterly financial position and results of operations have fluctuated due to its emergence from development stage status in March 1995 and the opening of facilities and the obtaining of PPS-exempt status for such facilities since November 1995 through the first half of 1997. The following table presents unaudited quarterly operating results for each of the eight quarters in the period from October 1, 1995 through September 30, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere in this Form 10-Q.




                                                     Three Months Ended
                         Dec 31,  Mar 31,  June 30,  Sept 30,  Dec 31,  Mar 31,  June 30,  Sept 30,
                          1995     1996      1996      1996     1996     1997      1997      1997
                          ----     ----      ----      ----     ----     ----      ----      ----
                                                   (dollars in thousands)
Net revenue                 $864   $2,509    $3,567    $4,663   $8,009  $12,400   $14,259   $19,495
Operating income (loss)    (919)    (834)   (1,118)   (1,623)  (1,780)    (227)       125       687
Net income (loss)          (875)    (729)   (1,021)   (1,597)  (1,639)     (86)       198       701


Liquidity and Capital Resources

     Through September 1997, the Company has financed its operations primarily through proceeds from the sale of the Company's equity securities. Cash flows from operations have not been sufficient to support ongoing operations primarily due to the time lag that is required in obtaining Medicare provider numbers at new facilities and the continuing development of new facilities in accordance with the

Company's growth strategy. On October 10, 1996, the Company completed its initial public offering which, together with the underwriters' exercise of its over-allotment option, resulted in net proceeds to the Company of $15.3 million.

     Cash flows used in investing activities have consisted primarily of capital renovations, equipment purchases, and organizational and pre-opening costs incurred prior to providing patient services at each new facility. Cash has been used in financing activities primarily for payments on borrowings under capital leases.

     Capital expenditures totaled $2.5 million and $2.2 million for the nine month periods ended September 30, 1997 and 1996, respectively. Additional equipment acquired through capital leases totaled $1,540,000 and $897,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

     During March 1996, the Company entered into a sale-leaseback agreement with a third party to take advantage of favorable borrowing rates and to maintain liquidity. The third party received warrants to purchase 15,950 shares of common stock as a part of the transaction. The net book value of assets sold and subsequently leased under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452. As part of this agreement, the Company obtained a $1 million line of credit from the third party to finance additional capital expenditures. In May 1997, this agreement was amended to increase the line of credit to $1.5 million. Unutilized borrowing capacity under the line of credit was approximately $416,000 at September 30, 1997.

     The accounts receivable balances at September 30, 1997 increased $14.4 million from December 31, 1996. The majority of the increase is a result of increased census at the Company's facilities and the time lag required in obtaining new Medicare provider numbers from the Medicare fiscal intermediaries once a facility opens and upon completion of the qualification period. The time lag can result in initial Medicare payments being received in excess of six months after a facility opens. Of the fifteen facilities operating as of September 30, 1997, ten have received certification as long-term care hospitals and nine have received long-term care provider numbers. Of the nine facilities that have received provider numbers, three had just begun to receive payments from Medicare by September 30, 1997. The Company anticipates that it will ultimately receive long-term care certification and provider numbers for all existing facilities.

     Working capital at September 30, 1997 was $17.9 million, representing a decrease of $1.8 million from December 31, 1996. The decrease was primarily attributable to the funding of current operations and the funding of capital renovations and pre-opening costs for the five facilities that have opened since June 1997.

     The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2002. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $6.5 million in 1998, $6.7 million in 1999, $6.7 million in 2000, $6.3 million in 2001 and $6.3 million thereafter.

     On November 7, 1997, the Company entered into a Loan and Security Agreement to obtain a $20 million revolving credit facility that will be secured by the Company's accounts receivable and other assets. The Loan and Security Agreement, which will mature on October 31, 2000, provides for maximum borrowings up to the lesser of the activated loan amount (currently $10 million) or the Borrowing Base, as defined, and bears interest at either the higher of (i) the prime rate or federal funds rate plus .25%, or (ii) the

30 day LIBOR rate plus 2.5%. Borrowings under the revolving credit facility will be used primarily to fund the Company's working capital requirements.

     The Company believes that its current cash and cash equivalents and short-term investments, together with borrowings under the revolving credit facility, will be sufficient to fund its continued development and meet anticipated cash needs of the Company into the foreseeable future.

Health Care Legislation

     Legislation respecting Medicare reimbursement of long-term care hospitals was enacted and signed into law as part of the Balanced Budget Act of 1997 (the "Act"). The Act imposes various caps and reductions on Medicare reimbursement, but did not create a direct moratorium on opening new long-term care hospitals. The Company believes it is a low-cost provider of quality long-term care and, accordingly, it believes that it is well-positioned to respond to these changes in Medicare reimbursement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         There are no reportable proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable

         (d) Not applicable

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

                                INTENSIVA HEALTHCARE CORPORATION




Date:   November 12, 1997         By    /s/ John P.  Keefe
                                    -------------------------------------------
                                    John P.  Keefe, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX





EXHIBIT
NUMBER          EXHIBIT
------          -------

 27.1           Financial Data Schedule