Form 10-K
period 1997-12-31
INTENSIVA HEALTHCARE CORP
filed 1998-03-31
CIK 1017147

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Registrant's telephone number, including area code: (800) 724-0112

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On February 28, 1998 the aggregate market value of the Registrant's voting stock held by non-affiliates was $25,501,581.

     On February 28, 1998 there were 9,905,062 shares of Common Stock outstanding.

     Part III incorporates information by reference from the definitive Proxy Statements to be used in connection with the Registrant's Annual Meeting of Shareholders to be held on May 22, 1998, and to be filed no later than 120 days after Registrant's fiscal year end.
================================================================================

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

     Certain statements in this Form 10-K, in press releases of Intensiva HealthCare Corporation ("Intensiva" or the "Company"), and in oral statements made by or with the approval of an authorized executive officer of the Company, constitute "forward-looking statements", as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. Words such as "believe", "expect", "anticipate", "intend", "estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ from anticipated results include, but are not limited to, changes in health care regulation and/or health care reform, changes in the regulation of relationships among health care providers, difficulty in obtaining necessary licenses or certifications, ability to collect accounts receivable, changes in reimbursement policies or procedures, changes in payor mix, changes in referral source practices, changes in relationships with general acute care hospitals from which the Company is leasing space, changes in such leases, competition, and the adequacy of professional liability insurance. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

     Intensiva provides highly specialized, acute long-term care for critically ill or injured patients who require intensive medical monitoring and treatment, and who often have multiple medical conditions and are medically unstable. The Company provides high quality, cost effective, specialized care for its patients, who typically require an average length of stay of greater than 25 days in an intensive inpatient setting. Intensiva's medical staffs provide specialized medical services, as well as nursing and respiratory care, and the Company is expanding disease-specific pathways to treat pulmonary, cancer, renal and cardiac conditions, among others. The Company's clinical programs utilize specialized staff, equipment and protocols for the treatment of its patients.

     Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs to purchase and operate the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model contemplates for each of its specialized hospitals to become certified by Medicare as "long-term care hospitals" exempt from the Prospective Payment System ("PPS") after approximately seven months of operations. This exemption will enable the hospitals to receive cost-based reimbursement (subject to certain caps), which the Company believes is more appropriate given the medical condition of its patients.

     As of February 28, 1998, the Company operated seventeen hospitals in seven states (586 beds), had executed six additional lease agreements to open acute long-term care hospitals (202 beds), and had entered into four letters of intent to open additional hospitals (approximately 140 beds).

     On October 10, 1996, the Company completed an initial public offering of
2.5 million shares of common stock, the net proceeds from which aggregated approximately $13.2 million. On November 7, 1996, the underwriters exercised the over-allotment option, resulting in the sale of 375,000 additional shares of common stock, the net proceeds from which aggregated approximately $2.1 million. The Company has used substantially all the proceeds for development and operation of additional facilities, and the balance for working capital and other general corporate purposes.

     In November 1997, the Company entered into a revolving credit facility agreement with a third-party which provides the Company with access to up to $20.0 million in borrowing capacity. The credit facility is backed by a first security interest in the Company's accounts receivable and other assets.

RISK FACTORS

     THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS REPORT.

     HEALTH CARE REFORM; RELIANCE UPON GOVERNMENT PROGRAMS; POSSIBLE REDUCTION IN REIMBURSEMENT. Approximately 77% and 73% of the Company's net revenues in 1997 and 1996, respectively, were derived from payments made by Medicare. The Company's hospitals operate under an exemption from PPS pursuant to which non-exempt hospitals are reimbursed based upon diagnosis-related groups ("DRGs"). This exemption, created in 1983, was intended to be temporary. Efforts to eliminate this exemption, coupled with increasing budgetary pressures may lead to substantial changes in government-sponsored health care programs. Recently the Balanced Budget Act of 1997 ("BBA") effected significant changes in Medicare and Medicaid reimbursement for long-term hospital services. Certain provisions of the BBA which may affect the business of the Company are referred to in this Report under the heading "Business -- Government Regulation -- Health Care Reform." Certain provisions of the BBA may reduce Medicare reimbursement to the Company's hospitals. In particular, the BBA provides for: (i) a 15% reduction in capital cost reimbursement for long-term care hospitals; (ii) a statutory reimbursement cap for long-term care hospitals opened after October 1, 1997; (iii) a cap on reimbursement amounts for existing hospitals; and (iv) a reduction in incentive payments by Medicare to hospitals that operate at cost levels that are less than their previously established cost-per-discharge ceilings. Additional proposals to reform Medicare reimbursement continue to be considered. The Company cannot predict what or when legislation, if any, may be enacted. Any such legislation may have a material adverse affect on the Company's business, financial condition or result of operations. Although the Company believes that its current structure puts it in a good position to deal with the reimbursement caps which have been imposed by the BBA, there can be no assurance that the limitations of the Act or of future laws or regulations will not have a material adverse effect on the Company's business, financial condition or results of operations.

     START-UP COSTS; LICENSURE AND CERTIFICATION RISKS. The Company incurs substantial costs in opening and initially operating new hospitals, including leasing costs, renovation and equipment costs and working capital needs. The Company seeks to have its hospitals certified by Medicare as long-term care hospitals, which are exempt from the PPS limitations and thus eligible to receive cost-based reimbursement, subject to certain caps, for services rendered to Medicare patients. The certification process to qualify for cost-based reimbursement takes a minimum of six months (the "qualification period"). In order to successfully complete the certification process, the Company's patients must have an average length of stay of at least 25 days. Failure to maintain an average length of stay of at least 25 days would result in the loss of certification and qualification to receive cost-based reimbursement. Reimbursement under PPS results in lower payments to the hospital than under cost-based reimbursement and is not received until after a patient is discharged, rather than periodically as costs are incurred. If the Company is unable to receive Medicare certification as a long-term care hospital on a timely basis for one or more of its facilities and other exemptions from PPS are not available, the Company's business, financial condition or results of operations may be adversely affected. In addition, the Company expects to incur substantial losses with respect to each of its hospitals during the certification process. Depending on the rate at which the Company opens new hospitals, such losses could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company's plans to expand its business are dependent in part upon its ability to obtain requisite licenses, certifications, permits, approvals and certificates of need. In some states, for example, health care providers have experienced delays in obtaining Medicare certification or certification as a long-term care hospital. No assurance can be given that the requisite licenses and certifications will be granted by the applicable regulatory agencies for all, or even any, of the Company's future hospitals or those currently under development. Failure to obtain requisite licenses, certifications, permits, approvals or certificates of need for any hospital or the delay in issuance of any such licenses, certifications, permits, approvals or certificates of need could have a material adverse effect on the Company's business, financial condition or results of operations.

     COLLECTION AND REIMBURSEMENT RISKS. The Company assumes the financial risk related to collection of its accounts receivable, including the potential uncollectibility of accounts and delays and adjustments attendant to reimbursement by third party payors, such as government programs, private insurance plans and managed care plans. In addition, the nature of the services rendered by the Company can result in the incurrence of significant charges with respect to individual patients, which can be difficult to collect from patients and/or payors. Failure to adequately manage the collection risks and working capital demands could have a material adverse effect on the Company's business, financial condition or results of operations.

     PAYOR MIX. For services provided to patients covered by Medicare, the Company receives reimbursement that is either limited by PPS, or, if the applicable Company hospital is exempt from PPS, is based upon the Company's reasonable costs, subject to certain caps. The Company has or anticipates entering into contracts with managed care organizations that provide for per diem, per discharge or other forms of payment. Most of the Company's agreements with managed care organizations also provide for significant discounts from the Company's routine charges. The Company receives payment for other patients based upon fee for service arrangements or negotiated rates. The Company's success depends in part upon its ability to achieve and maintain the anticipated mix of payors and to enter into contractual arrangements with managed care organizations and other payors that will allow the Company to be paid in excess of the costs incurred in rendering services. Failure to achieve and maintain the anticipated payor mix could have a material adverse effect on the Company's business, financial condition or results of operations.

     RELIANCE UPON REFERRAL SOURCES. The Company's patient admissions are dependent upon establishing and maintaining relationships with unrelated third parties who refer patients to the Company. The Company believes that its ability to obtain referrals is based upon demonstrating high quality of care, convenience to referral sources and cost effective outcomes. The Company believes it will continue to receive a large number of referrals from its Host Hospitals. To the extent that a Host Hospital's census, reputation or general acceptance in the community declines, or to the extent the Company does not adequately manage its relationships with referral sources, there could be a material adverse effect on the Company's business, financial condition or results of operations.

     DEPENDENCE ON HOST HOSPITALS. The Company relies upon its Host Hospitals to provide a variety of necessary services and amenities. Typically, each Intensiva facility will contract with a Host Hospital to provide diagnostic and other support, hotel and ancillary services such as laundry and linen, dietary and waste disposal, as well as for access to certain medical services, such as laboratory and radiology (MRI, CAT Scan, X-Ray). Should the Host Hospital fail to adequately provide these services, it is uncertain whether another cost effective source could be found or effectively utilized. Further, should the Host Hospital cease or significantly reduce operations, it is unlikely the Intensiva facility could continue operations at that location.

     NON-RENEWAL OR TERMINATION OF LEASES. The Company's facilities have leases that have an initial term of five or more years. Intensiva has been operating for approximately three years. Accordingly, none of its leases have come up for renewal. It is unknown whether the Host Hospitals will renew such leases upon expiration of their initial terms, or what new payments or other lease terms the Host Hospital will negotiate upon renewal. In addition, a lease could be terminated because of a breach of a lease by either the Company or the Host Hospital. Failure to renew leases with adequate financial terms upon expiration or early termination of a lease could have a material adverse effect on the Company's business, financial condition or results of operation.

     REGULATION OF RELATIONSHIPS AMONG HEALTH CARE PROVIDERS. Federal and state laws regulate the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statues, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for recommendation, leasing, arranging, ordering or purchasing of Medicare or Medicaid covered services, as well as laws that impose significant penalties for false or improper restrictions on physician referrals for designated health services to entities with which they have financial relationships. While the Company believes it has complied with all applicable requirements in its leases with Host Hospitals and contracts and relationships with its medical staff, other entities and individuals, there can be no assurance that, if reviewed, the arrangements would be found to be in compliance. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in Medicare and Medicaid programs. Such exclusion and penalties, if applied to the Company, could result in significant loss of reimbursement, and could have a materially adverse effect on the Company's business, financial condition or results of operations.

     MANAGEMENT SYSTEMS. The Company's success will depend in part on its ability to develop, implement, protect and maintain its management systems, particularly as they relate to the growth of the Company. There can be no assurance that the Company's management systems will be adequate to support the Company's anticipated growth or meet future patient care, reimbursement or outcome reporting requirements. In addition, some of the Company's management systems are licensed from third parties and there can be no assurance that such systems will be maintained and updated so as to meet the Company's ongoing requirements. There can be no assurance that the Company's systems do not infringe upon the proprietary rights of others.

     COMPETITION. The services provided by the Company are subject to substantial competition. Competition exists from several sources, including regional and local hospitals and other health care organizations providing competitive services. Certain of the Company's competitors are larger and better capitalized, have greater experience in providing acute long-term care hospital services and may have longer established relationships with the referral sources and payors for such services. While general acute care hospitals cannot currently qualify for cost-based reimbursement as long-term care hospitals on their existing campuses, in certain urban markets rapid consolidation of general acute care hospitals is occurring and hospital operators could apply for PPS exemption for long-term care hospitals that are not located on the same campus as their general acute care hospitals, and thereby compete with the Company on a similar basis. The regulations could also change to permit general acute care hospitals to operate exempt long-term care hospitals located on their campuses. This competition may adversely affect the Company's ability to maintain or increase its market share and profitability or to continue its operations.

     PROFESSIONAL LIABILITY AND UNCERTAINTY OF ADEQUATE INSURANCE. The Company's medical staffs provide care to critically ill and injured patients. A certain percentage of these patients are expected to deteriorate in condition, and some will die. The Company may be subject to professional liability claims and costs. In addition, the Company's leases with Host Hospitals generally require the Company to indemnify the Host Hospitals for losses resulting from the negligence of the Company, its employees and those affiliated with the Company. The Company maintains professional and general liability insurance. While the Company believes it has adequate professional and general liability coverage, there can be no assurance that the insurance maintained by the Company would be sufficient to fully cover the Company in the event of a claim. Furthermore, there can be no assurance that the Company will be able to obtain liability insurance in the future with adequate coverages or at acceptable costs. Any claim against the Company could have a material adverse effect on the Company's reputation, patient referrals, business, financial conditions or results of operations.

     EXPANSION; CAPITAL REQUIREMENTS. The Company's expansion plans depend in part on its ability to lease excess capacity from general acute care hospitals and to develop long-term care hospitals in such space. There can be no assurance that the Company will be able to successfully select new geographic markets and Host Hospitals or otherwise develop new hospital facilities. The Company's expansion strategy may also divert management's attention from the operation of the Company's existing hospitals. In addition, the Company's growth strategy requires substantial capital for the development of additional long-term care hospitals. Development of additional new long-term care hospitals requires capital for renovation, expansion and working capital. The Company believes that its existing cash resources will be sufficient to meet the Company's anticipated expansion and working capital needs through year end 1998. However, there can be no assurance that additional capital will not be needed.

     DEPENDENCE ON KEY PERSONNEL; RECRUITMENT. The Company is highly dependent on the principal members of its management and development team, the loss of whose services might impede the achievement of the Company's business objectives. The loss of David W. Cross, President and Chief Executive Officer, John R. Lewis, Executive Vice President and Chief Operating Officer, or other key personnel, could have a material adverse effect on the Company. The Company has employment agreements with Messrs. Cross and Lewis and other key personnel. Among other things, these agreements prohibit such executive employees from competing with the Company under certain conditions for a specific period following termination, subject to certain exceptions. There can be no assurance that these non-competition agreements are enforceable under all circumstances. Currently the Company has key person life insurance in the amount of $1.0 million on the lives of each of Messrs. Cross and Lewis. In addition, as the Company grows, recruiting and retaining additional qualified personnel to supervise and manage the Company's development and operations will be important to the Company's success. Competition exists for qualified personnel, and there can be no assurance that the Company will be able to attract and retain skilled and experienced management, development and operations, personnel on acceptable terms.

     CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS. The directors and executive officers of the Company, and their affiliates, as a group beneficially own greater than 40% of the outstanding shares of Common Stock (including those exercisable under the Company's stock option plans at December 31, 1997) of the Company. As a result, these stockholders acting together would be able to exert considerable influence over the election of the Company's directors and the outcome of most corporate actions requiring stockholder approval, such as certain amendments to the Certificate of Incorporation. Additionally, such directors and executive officers will have significant influence over the policies and operations of the Company's management and the conduct of the Company's business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could affect the market price of the Common Stock.

     ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER, BY-LAW AND DELAWARE LAW PROVISIONS; POSSIBLE ISSUANCE OF PREFERRED STOCK. Certain provisions of the Company's Certificate of Incorporation, Amended and Restated By-laws ("By-laws"), and Delaware law could, together or separately, discourage potential acquisition proposals, delay or prevent a change in control of the Company and limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. These provisions, among other things, provide for advance notice requirements and other limitations on the right to call a special meeting of stockholders, to nominate directors and to submit proposals to be considered at stockholders' meetings. The Certificate of Incorporation provides for a staggered Board of Directors, with one-third of the board members being elected each year to a three-year term. Directors may be removed only for "cause," as defined in the Certificate of Incorporation. The Company is also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder. In addition, the Company's Certificate of Incorporation authorizes the Board of Directors to issue preferred stock with no par value ("Undesignated Preferred Stock") without stockholder approval and upon such terms as the Board of Directors may determine. While no shares of Undesignated Preferred Stock are now outstanding, and the Company has no present plans to issue any shares of Undesignated Preferred Stock, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Undesignated Preferred Stock that may be issued in the future.

     POSSIBLE VOLATILITY OF STOCK PRICE. Factors such as continued market acceptance of the Company's services, development of additional hospitals, physician referrals, regulatory reform as well as other government regulations, investor perception of the Company, fluctuations in the Company's operating results and general market conditions in the industry may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced extreme price and volume volatility. These broad market fluctuations may have a material adverse effect on the market price of the Common Stock.

INDUSTRY BACKGROUND

     The health care system in the United States continues to undergo significant change. As the elderly population grows more rapidly than the overall population and as advances in medicine and technology continue to increase life expectancies, national health care costs are expected to outstrip the availability of resources from government sponsored health care programs. Accordingly, health care reform has increased its focus on cost containment. Payors, led by managed care networks, are demanding higher quality patient care at lower cost tied to predictable outcomes. These demographic changes, technological advances and cost containment pressures are changing medical practice patterns, resulting in an increasing proportion of complex medical care being delivered outside of the general acute care hospital, in more cost effective settings. As a result, the patient population has become increasingly segmented.

     Long stay critically ill or injured patients are difficult and expensive to treat and, as a result, are in danger of becoming disenfranchised by the current health care system. These patients generally require an interdisciplinary team of specialists due to their multiple system deficits and the critical nature of their illnesses or injuries. Traditional acute care hospitals serve a general population which consists primarily of short-stay patients. These hospitals are not well positioned to provide the most cost effective services to critically ill and injured extended stay patients because of their focus and lack of critical mass with respect to these patients. Traditional hospitals have an incentive to discharge these patients to other specialty care providers as soon as practicable. In addition, payors are seeking specialized clinical services that provide high quality, predictable outcomes at reduced cost for this disenfranchised, expensive patient population. The Company estimates that the cost of treatment for this discrete patient population exceeds $2 billion annually.

PATIENTS SERVED

     The Company provides acute care services for critically ill or injured patients suffering from multiple medical conditions and requiring an extended length of stay of typically 25 to 50 days. Extended hospital stays are medically necessary due to a combination of conditions, including:

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

     As of February 28, 1998, Intensiva operates ten PPS-exempt long-term care hospitals, has four hospitals that are awaiting final notification of PPS-exempt long-term care status, three hospitals that are in the qualification period to obtain PPS-exempt status as long-term care hospitals, has entered into six additional leases to open acute long-term care hospitals and has four letters of intent with Host Hospitals to open acute long-term care hospitals. Once a lease has been signed (and a Certificate of Need is approved, if necessary), it takes approximately four to five months to open the hospital and a minimum additional six to seven months to receive Medicare certification as a long-term care hospital. All of the Company's hospitals are located within general acute care hospitals.

     The following table presents summarized information on the Company's facilities as of February 28, 1998:

                                                                                                AVERAGE DAILY
                                                                                                  CENSUS IN
                   TYPE OF FACILITY                       NO. OF FACILITIES    LICENSED BEDS    FEB. 1998(4)
                   ----------------                       -----------------    -------------    -------------
PPS-exempt long-term care hospitals...................           10                 353(1)          238.3
Hospitals awaiting notification of Medicare long-term
  certification.......................................            4                 131(2)           55.9
Hospitals in qualification period for Medicare
  long-term certification.............................            3                 102(3)           15.2

-------------------------
(1) The number of beds shown includes beds not being utilized as of February 28, 1998, but for which the Company has contractual rights to operate at its option. At February 28, 1998, the Company utilized 20 beds out of 34 licensed beds at one facility, and 27 beds out of 35 licensed beds at another facility.

(2) The number of beds shown includes beds not being utilized as of February 28, 1998, but for which the Company has contractual rights to operate at its option. At February 28, 1998, the Company utilized 73 beds at these four facilities.

(3) The number of beds shown includes beds not being utilized as of February 28, 1998, but for which the Company has contractual rights to operate at its option. At February 28, 1998, the Company utilized 22 beds at these three facilities.

(4) Average Daily Census ("ADC") is computed by dividing total patient days during the month for all facilities within a group by the number of calendar days in the applicable month that each facility group was open. ADC at any one facility for any particular month will vary based upon a variety of factors, however, the February 1998 ADC figures are consistent with the Company's expectations that hospitals in the qualification period for Medicare long-term certification will have a lower ADC than PPS-exempt long-term care hospitals. The Company does not believe that month-by-month ADC figures would provide additional meaningful information.

     The Company has entered into a lease agreement with St. Joseph's Hospital, located in Ann Arbor, Michigan, to open an acute long-term care hospital within that hospital. The lease provides for 36 beds.

     The Company has entered into a lease agreement with St. Mary's Health System, located in Knoxville, Tennessee, to open an acute long-term care hospital within that hospital. A certificate of need has been received to operate 30 beds at this location.

     The Company has entered into a lease agreement with St. Joseph's Hospital, located in Pontiac, Michigan, to open an acute long-term care hospital within that hospital. The lease provides for 34 beds.

     The Company has entered into a lease agreement with St. Mary's Hospital, located in Reno, Nevada, to open an acute long-term care hospital within that hospital. The lease provides for 35 beds.

     The Company has entered into a lease agreement with Albert Einstein Medical Center, located in Philadelphia, Pennsylvania, to open an acute long-term care hospital within that hospital. The lease provides for 37 beds.

     The Company has entered into a lease agreement with St. Joseph's Hospital, located in Tacoma, Washington, to open an acute long-term care hospital within that hospital. A certificate of need is pending which would allow the Company to operate 30 beds.

     Most of the Company's hospital leases contain non-competition provisions pursuant to which the Host Hospital will not operate another long-term care facility within a certain radius of the Host Hospital. In return, the Company agrees not to own or operate another acute long-term care program or competitive business within a certain radius of the Host Hospital.

SOURCES OF REVENUE

     The Company receives payment for health care services primarily from non-governmental payors such as managed care organizations (PPOs, HMOs and similar organizations) and other commercial health insurance carriers (e.g., traditional indemnity insurance plans) and the federal government and state governments under Medicare, Medicaid and other governmental programs. Consistent with initiatives to control health care costs, the Company generally negotiates payments with non-governmental payors based upon the type and extent of services to be provided to individual patients. As of February 28, 1998, the Company has approximately 70 managed care contracts to provide services to participating members. These managed care agreements are composed primarily of per diem/per discharge contracts, fee for service contracts, and contracts with negotiated discounts from established charges. The following table sets forth the approximate percentages of the Company's net revenues derived from the specified payor sources indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------
                                                        1997       1996       1995
                                                        ----       ----       ----
Medicare............................................     76.9%      73.2%      44.4%
Medicaid............................................      3.2        0.9        2.3
HMO.................................................      0.8        1.4        2.5
PPO.................................................      4.9        6.5        2.7
All other payors(1).................................     14.2       18.0       48.1
                                                        -----      -----      -----
                                                        100.0%     100.0%     100.0%
                                                        =====      =====      =====

-------------------------
(1) Includes traditional indemnity insurers and all other third-party payors (primarily those for which services are negotiated on a case by case basis).

COMPETITION

     A number of health care providers compete with the Company for the admission and treatment of critically ill or injured patients. In each of the Company's geographic markets, general acute care hospitals provide services comparable to those offered by the Company. In addition, other health care providers certified by Medicare as long-term care hospitals and located in the Company's geographic markets provide similar services to those provided by the Company. Many of these general acute care hospitals and long-term care hospitals are larger and more established than the Company's operations. Certain hospitals that compete with the Company are operated by not-for-profit, non-taxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis and which receive funds and charitable contributions unavailable to the Company.

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

     Competition for patients covered by non-governmental reimbursement sources is intense. The primary competitive factors among acute long-term care providers include quality of services, charges for services, outcomes and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered into the acute long-term care market with licensed hospitals that compete with the Company, and in many cases are larger and have greater financial resources than the Company.

PROFESSIONAL STAFF

     Each of the Company's facilities is staffed with an interdisciplinary team of health care professionals including physicians, nurses and therapists, who specialize in areas needed for the treatment of the critically ill or injured. Each Company facility has its own Medical Director and its own Vice President of Patient Care Services. A professional nursing staff trained to care for the extended stay acute patient is on duty 24 hours each day in each of the Company's facilities. Other professional staff include respiratory therapists, physical therapists, occupational therapists, speech/language pathologists, pharmacists, clinical dietitians, case managers, social services and psychological services. Each Company facility has a Chief Executive Officer who supervises and is responsible for day-to-day operations, and an Organizational Improvement Coordinator to direct an integrated quality assurance and improvement program. The Company's corporate headquarters provides services in the areas of system design, development, training, human resource management, reimbursement expertise, financial control, legal advice, technical accounting support, purchasing, facilities management, and information systems support.

GOVERNMENT REGULATION

     The health care industry is subject to regulation by a number of governmental agencies. The regulatory environment affects the Company's business activities, requires licensure and certification of its hospitals, regulates relationships between health care providers, and controls reimbursement to the Company for services provided.

     Each Company hospital is a fully licensed hospital and each has a separate Medicare provider agreement, with the exception of one hospital opened as a satellite location of an existing hospital which operates under the existing hospital's provider agreement. Under the Medicare program, after a hospital has been in operation for a minimum of six months, it is certified as a long-term care hospital if its patients have an average length of stay of at least 25 days. As of February 28, 1998, fourteen of the Company's seventeen hospitals have completed their qualification period and each have had patients with an average length of stay in excess of 25 days. All of these hospitals have either been certified or are awaiting notification of certification as a long-term care hospital.

     Additional Medicare rules and regulations regulate the Company's "hospitals within hospitals" ("HIH") operating model. The rules and regulations are intended to ensure organizational and functional independence between the host hospital and the HIH. The rules and regulations require that the HIH must have a separate governing body, a separate chief medical officer, a separate medical staff, and a separate chief executive officer. In addition, either no more that 15% of the HIH's total impatient operating costs may be purchased from the host hospital, or no more than 25% of the HIH's total admissions may be referred from the host hospital.

     The Company intends to operate all of its hospitals to achieve an average length of stay of greater than 25 days and to comply with the organizational and functional independence criteria. Currently, the average length of stay for all Intensiva hospitals is in excess of 28 days.

     HEALTH CARE REFORM. The Balanced Budget Act of 1997 was enacted into law on August 5, 1997. The Act contained a number of provisions affecting long-term acute care hospitals. Key provisions of the Act as it applied to the Company include:

     - Cap on Target Amount for Existing Hospitals -- Hospitals that have obtained certification as long-term care hospitals before October 1, 1997 are subject to a reimbursement cap of $37,688 per discharge.

     - Cap on Target Amount for New Hospitals -- Hospitals that have obtained certification as long-term care hospitals on or after October 1, 1997 are subject to a reimbursement cap of $18,947 per discharge.

     - Reduction in Reimbursement for Capital Costs -- Effective October 1, 1997, reimbursement for capital costs have been reduced by 15%.

     - Reduction in Incentive Payments -- The Medicare program makes incentive payments to hospitals that operate at cost levels that are less than their previously established cost per discharge ceilings. These payments had been calculated as the lesser of (i) 50% of the difference between actual costs and the cost ceiling, or (ii) 5% of the cost ceiling. Effective for cost reporting periods beginning on or after October 1, 1997, payments will be calculated as the lesser of (i) 15% of the difference between actual costs and the cost ceiling, or (ii) 2% of the cost ceiling.

     - Requires the Secretary of the Department of Health and Human Services ("HHS") to develop, establish, administer and evaluate a case-mix adjusted prospective payment system for long-term care hospitals. The Secretary is required to develop a legislative proposal for establishing and administering a payment system that would include an adequate patient classification system that reflects differences in patient resource use, and submit such proposal to Congress by no later than October 1, 1999.

     Although there is no assurance that the Company's new hospitals will be able to operate profitably under these new provisions, the Company believes that it will be able to respond to these changes in Medicare reimbursement.

     CERTIFICATE OF NEED AND STATE LICENSING. Certificate of Need ("CON") regulations control the development and expansion of health care services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The Company has one signed agreement to open a hospital in a state that requires a CON that has not yet received CON approval. There can be no assurance that the Company will be able to obtain the required CON.

     State licensing of hospitals is a prerequisite to the operation of each hospital and participation in government programs. Once a hospital becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. Management believes that all of the Intensiva hospitals in operation have obtained the necessary licenses to conduct business. Failure to obtain a necessary license or loss of such a license would necessitate not opening or halting operations of the hospital. See "Business -- Legal Proceedings."

     MEDICARE AND MEDICAID. A substantial portion of Intensiva's net revenues are derived from patients covered by the Medicare program. For the year ended December 31, 1997, only 3.2% of Intensiva's net patient revenues were derived from state Medicaid programs. Payments received by a health care provider under Medicare and Medicaid are heavily regulated.

     For example, in order to receive Medicare reimbursement, a hospital must meet the applicable Conditions of Participation set forth by HHS relating to the type of hospital, its equipment, personnel and standards of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-sight Medicare certification surveys, which are generally limited if the hospital is accredited by JCAHO. All of Intensiva's operating hospitals are participating in the Medicare program and are in various stages of the certification process as described above. A loss of or failure to obtain certification could adversely affect Intensiva's ability to receive payments under the Medicare program.

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

     The Social Security Act Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children and long-term hospitals from PPS. A long-term hospital is defined as a hospital which has an average length of stay of greater than 25 days. Inpatient operating costs for hospitals certified as long-term hospitals are exempt from PPS and are reimbursed by Medicare under a cost-based reimbursement system (subject to certain ceilings). Hospitals that receive cost-based reimbursement establish a hospital specific cost per discharge ceiling in their second full cost report year, which serves as a ceiling for future reimbursable costs. As described previously, this ceiling cannot exceed $37,688 per discharge for hospitals certified as long-term hospitals before October 1, 1997, or $18,947 per discharge for hospitals certified as long-term hospitals on or after October 1, 1997. This ceiling amount is subject to annual cost increases. Prior to setting that ceiling, a hospital is reimbursed based on its reasonable allowable costs, limited to the amounts per discharge for new and existing hospitals described above. Hospitals may not be certified as long-term hospitals until they have operated for at least six months. Prior to such time, reimbursement is based upon PPS (unless another exemption from PPS is available).

     Unlike the situation in the rehabilitation industry, general acute care hospitals that open acute long-term care hospital facilities within their hospital or on the same physical campus as their hospital are severely restricted in terms of reimbursement. Current Medicare regulations establish a more favorable reimbursement mechanism for hospitals within hospitals that have a separate governing body, separate medical staff, separate chief medical officer and separate chief executive officer, and that are not under the control of their host facility. General acute care hospitals attempting to operate their own hospitals within hospitals (including hospitals on the same physical campus) cannot meet the independence criteria to be exempt from PPS.

     Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients are subject to review by Peer Review Organizations ("PRO") consisting of groups of practicing physicians and other health care professionals, in order to insure efficient utilization of hospitals and services. A PRO may conduct such a review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. Such review is subject to administrative and judicial appeal.

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

     The Omnibus Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1993 provide that a physician who has a financial relationship with providers of certain designated health services, including inpatient and outpatient hospital services, is generally prohibited from referring patients to them. If any such financial relationship exists, the entity is generally prohibited from receiving reimbursement payments for services under the Medicare or Medicaid programs. Intensiva believes it is in compliance with these laws and regulations.

     GRAMM-RUDMAN-HOLLINGS ACT. The Company's Medicare revenues may be adversely effected by the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (the "Gramm-Rudman-Hollings Act") which would reduce federal spending in order to remove the excess deficit. Under the Gramm-Rudman-Hollings Act, the Medicare program may be reduced by up to four percent. If reductions are made in the Medicare program, payments to providers who are paid on a reasonable cost basis may be reduced.

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

ACCREDITATION

     Hospitals may receive accreditation from JCAHO, a nationwide non-governmental commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. The purpose of this accreditation is to (i) promote ongoing compliance with industry recognized standards for hospitals, (ii) assist management in analyzing each hospital to identify opportunities to improve patient care, and (iii) assist in patient attraction. Generally, hospitals and certain other health care facilities are required to have been in operation for at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organizations and after merger or consolidation. Through February 28, 1998, 15 of the Company's hospitals have received JCAHO accreditation. In March 1998, one of the remaining two hospitals received JCAHO accreditation; the other is scheduled for a survey in mid-1998.

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

EMPLOYEES

     The Company had approximately 890 full-time employees and approximately 585 part-time employees as of February 28, 1998. The Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

     As of February 28, 1998, the executive officers of the Company were as follows:

     David W. Cross is a founder of the Company and has served as President and Chief Executive Officer and as a Director since the Company's inception in 1994. Prior to founding the Company, Mr. Cross was a founder, the President and Chief Executive Officer, and a director of Advanced Rehabilitation Resources, Inc., serving in each of these capacities from 1990 to 1993. From 1987 to 1990, he was Senior Vice President of Business Development for RehabCare Group, Inc., a publicly traded rehabilitation care company, and in 1993 and 1994 served as Executive Vice President and Chief Development Officer of RehabCare Group, Inc. Mr. Cross currently serves on the board of directors of Odyssey Healthcare, Inc., a hospice health care company, and he is a Trustee and President of the Long-Term Acute Care Hospital Association of America, a trade association. Mr. Cross holds a B.A. from the University of California at Fullerton.

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

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company leased approximately 15,000 square feet for each of its 17 hospital facilities. The Company considers all of its physical properties to be in good operating condition and suitable for the purposes for which they are being used. The Company leases approximately 12,000 square feet for its corporate headquarters in St. Louis, Missouri.

ITEM 3. LEGAL PROCEEDINGS

     As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions currently pending against it either are adequately covered by insurance or would not have a material adverse effect on the Company if decided in a manner unfavorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 28, 1998, the Company had 32 shareholders of record.

     The Company's Common Stock is listed and traded on the NASDAQ National Market ("NNM") under the symbol "IHCC". The Company began trading on the NNM on October 10, 1996. The high and low sale prices as reported on the NNM during the first, second, third and fourth quarters of 1997 and the fourth quarter of 1996 (period from October 10, 1996 through December 31, 1996) were as follows:

                                                                 PRICE RANGE
                                                                --------------
                            1997                                 HIGH    LOW
                            ----                                ------  ------
Fourth Quarter..............................................    $8 5/8  $6 1/8
Third Quarter...............................................    11 1/4   6
Second Quarter..............................................     8 7/8   6 1/8
First Quarter...............................................    11 1/4   6 1/4

                            1996
                            ----
Fourth Quarter (from October 10 to December 31, 1996).......    11 3/8   6

     The Company has never declared or paid dividends on its common stock from July 18, 1994 (inception) through December 31, 1997, and does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                             PERIOD FROM
                                                                                            JULY 18, 1994
                                                                                             (INCEPTION)
                                                          YEAR ENDED DECEMBER 31,              THROUGH
                                                    ------------------------------------    DECEMBER 31,
                                                       1997         1996         1995           1994
                                                       ----         ----         ----       -------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Statement of Operations Data:
  Net revenue...................................       $69,589     $ 18,748      $ 1,488            --
  Operating expenses............................        59,913       18,863        2,521            --
  General and administrative....................         4,606        3,247        1,884       $   214
  Provision for doubtful accounts...............         1,952        1,176          139            --
  Depreciation and amortization.................         1,565          817           29            --
                                                    ----------    ---------    ---------       -------
  Operating income (loss).......................         1,553       (5,355)      (3,085)         (214)
  Interest income (expense), net................           178          369          238            (1)
                                                    ----------    ---------    ---------       -------
  Income (loss) before income taxes.............         1,731       (4,986)      (2,847)         (215)
  Provision for income taxes....................            94           --           --            --
                                                    ----------    ---------    ---------       -------
  Net income (loss).............................        $1,637      $(4,986)     $(2,847)      $ (215)
                                                    ==========    =========    =========       =======
  Basic and diluted income (loss)
  per share.....................................         $0.16       $(1.54)      $(2.14)      $(0.27)
                                                    ==========    =========    =========       =======
  Weighted average shares outstanding used in
     calculation of per share amounts:
     Basic......................................     9,929,598    3,229,313    1,332,100       786,397
                                                    ==========    =========    =========       =======
     Diluted....................................    10,463,800    3,229,313    1,332,100       786,397
                                                    ==========    =========    =========       =======

                                                                          DECEMBER 31,
                                                             ---------------------------------------
                                                              1997       1996       1995       1994
                                                              ----       ----       ----       ----
                                                                         (IN THOUSANDS)
  Balance Sheet Data:
  Cash and cash equivalents..............................    $ 1,434    $ 2,885    $11,261    $  190
  Working capital........................................     20,029     19,691     11,207     4,173
  Total assets...........................................     43,260     29,368     13,698     4,560
  Long-term obligations and revolving credit facility,
     less current portion................................      3,248        635        291        --
  Stockholders' equity...................................     23,792     22,146     11,790     4,238

     The Company completed an initial public offering of its common stock during 1996, netting $15.3 million for 2,875,000 shares (including the underwriters over-allotment option).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Intensiva provides highly specialized, acute long-term care for critically ill or injured patients who require intensive medical monitoring and treatment, and who often have multiple medical conditions and are medically unstable. The Company provides high quality, cost effective, specialized care for its patients, who typically require an average length of stay of greater than 25 days in an intensive inpatient setting. Intensiva's medical staffs provide specialized medical services, as well as nursing and respiratory care, and the Company is expanding disease-specific pathways to treat pulmonary, cancer, renal and cardiac conditions, among others. The Company's clinical programs utilize specialized staff, equipment and protocols for the treatment of its patients.

     Intensiva leases underutilized space from Host Hospitals in underserved markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs to purchase and operate the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model contemplates for each of its specialized hospitals to become certified by Medicare as "long-term care hospitals" exempt from PPS after approximately seven months of operations. This exemption will enable the hospitals to receive cost-based reimbursement (subject to certain caps), which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model seeks to maintain the anticipated payor mix which includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on a per diem or per discharge basis, through fee for service arrangements, or through negotiated discounts from established charges.

     Operations begin approximately four to five months after an agreement is executed (and a CON is approved, if necessary) with a Host Hospital. During the qualification period, the Company spends approximately one million dollars per facility on renovation costs, equipment purchases, pre-opening costs and working capital before the facility becomes eligible for certification as a long-term care hospital. Patient volumes are lower during the qualification phase while physicians, case managers, and payors are educated as to the benefits of the Company's clinical services.

     During 1995, the Company's first certified long-term care hospital generated net revenues of $690,000 and had an operating loss of $13,000 in its first two months of PPS-exempt operations. In contrast, the Company generated net revenues of $800,000 and direct operating losses (exclusive of general and administrative expenses) of $1.2 million from all other facilities during fiscal 1995.

     During 1996, four additional hospitals obtained Medicare certification as long-term care hospitals. The five Medicare certified long-term care hospitals generated net revenues of $12.9 million and an operating margin (exclusive of general and administrative expenses) of $1.1 million, or 8.5%, from long-term care operations during 1996. In contrast, all other clinical operations generated net revenues of $5.8 million and had operating losses (exclusive of general and administrative expenses) of $3.1 million during the same period.

     During 1997, four additional hospitals obtained certification as long-term care hospitals. In addition, the Company opened a satellite location at one of its existing long-term care hospitals. The satellite location operates under the existing hospital's certification and therefore was opened as a long-term care hospital. The ten locations that are certified as long-term care hospitals at December 31, 1997 generated net revenues of $59.8 million and an operating margin (exclusive of general and administrative expenses) of $6.3 million, or 10.5%, from long-term care operations during 1997. In contrast, all other clinical operations generated net revenues of $9.8 million and had operating losses (exclusive of general and administrative expenses) of $.3 million during the same period. The Company continues to believe that it will realize operating losses during at least the first seven months of operations at each location.

     As of February 28, 1998, the Company operates 17 facilities in seven states. In addition, the Company has two other facilities under development, has entered into four additional lease agreements, and has signed four letters of intent to open new hospitals. The Company anticipates opening four facilities in the second quarter of 1998.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentages of net revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                         1997     1996         1995
                                                         ----     ----         ----
Net revenues.........................................    100.0%   100.0%       100.0%
Expenses:
  Operating expenses.................................     86.1    100.6        169.4
  General and administrative.........................      6.6     17.3        126.6
  Provision for doubtful accounts....................      2.8      6.3          9.4
  Depreciation and amortization......................      2.3      4.4          1.9
                                                         -----    -----       ------
     Total costs and expenses........................     97.8    128.6        307.3
                                                         -----    -----       ------
Operating income (loss)..............................      2.2    (28.6)      (207.3)
Interest income, net.................................      0.3      2.0         16.0
                                                         -----    -----       ------
Income (loss) before income taxes....................      2.5    (26.6)      (191.3)
Provision for income taxes...........................      0.1       --           --
                                                         -----    -----       ------
Net income (loss)....................................      2.4%   (26.6)%     (191.3)%
                                                         =====    =====       ======

     As indicated in the above table, operating expenses, general and administrative expenses, and the provision for doubtful accounts as a percentage of net revenues have declined over time as the Company has developed additional facilities and existing facilities have matured.

SOURCES OF REVENUES

     The Company receives payment for health care services primarily from non-governmental payors such as managed care organizations (e.g. preferred provider and health maintenance organizations) and other commercial health insurance carriers (e.g. traditional indemnity insurance plans), and the federal government and state governments under the Medicare, Medicaid and other governmental programs. Consistent with initiatives to control health care costs, the Company generally negotiates payments with non-governmental payors based upon the type and extent of services to be provided to individual patients. As of December 31, 1997, the Company had approximately 70 managed care contracts to provide services to participating members. These managed care agreements consist primarily of negotiated discounts from established charges, although a small percentage of patients are treated under per diem contracts. The following table sets forth the approximate percentages of the Company's net patient service revenues derived from the specified payor sources indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                       1997        1996         1995
                                                       ----        ----         ----
Medicare...........................................     76.9%       73.2%        44.4%
Medicaid...........................................      3.2         0.9          2.3
HMO................................................      0.8         1.4          2.5
PPO................................................      4.9         6.5          2.7
Other..............................................     14.2        18.0         48.1
                                                       -----       -----       ------
                                                       100.0%      100.0%       100.0%
                                                       =====       =====       ======

     The level of Medicare net revenues as a percentage of total net revenues is a reflection of the maturation of a number of the Company hospitals, as the Medicare percentage is beginning to settle into the range originally estimated for mature hospitals. Other consists of traditional indemnity insurance and all other arrangements with third-party payors (primarily those negotiated on a case by case basis) with the trend toward negotiated arrangements and away from traditional indemnity insurance.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Revenues. Net revenues for the year ended December 31, 1997 were $69.6 million compared to $18.7 million for the comparable period in 1996. This growth of $50.9 million is primarily a result of the increase in the number of operational facilities, as the Company had 17 operational facilities at December 31, 1997 as compared to ten operational facilities at December 31, 1996. In addition, increased census at maturing facilities has been a significant factor in the increase in net patient service revenues. The ten facilities in operation at December 31, 1996 had patient days of 59,002 in 1997 and 17,319 in 1996.

     Operating Expenses. Operating expenses for the year ended December 31, 1997 increased $41.1 million (218%) from the comparable period in 1996. This increase is attributable to the same factors as those relating to the net revenues growth. As a percentage of net revenues, operating expenses decreased from 101% to 86%. The Company expects this percentage to continue to decline as more of its facilities mature, although at a slower rate.

     General and Administrative. General and administrative expenses for the year ended December 31, 1997 increased $1.4 million, or 42%, from the comparable period in 1996. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses decreased from 17% to 7%. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company continues to grow and achieve certain economies of scale, although at a slower rate.

     Provision for Doubtful Accounts. The provision for doubtful accounts for the year ended December 31, 1997 increased $776,000 (66%) from the comparable period in 1996. Again, the increase is primarily attributable to the growth in net revenues. As a percentage of net revenues, the provision for doubtful accounts decreased from 6.3% to 2.8%. The Company expects this percentage to continue to decrease as a percentage of net revenues as the Company matures, although at a slower rate.

     Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 1997 increased $748,000 (92%) from the comparable period in 1996. The increase primarily relates to the depreciation and amortization related to the property and equipment acquired for the seven facilities opened in 1997.

     Income Taxes. Substantially all of the Company's $94,000 income tax provision for the year ended December 31, 1997 relates to state tax obligations. Net operating loss carryforwards offset substantially all of the Company's 1997 taxable income for federal tax purposes. The Company recorded no income tax provision in 1996 due to the taxable loss incurred during that year. As of December 31, 1997, the Company has approximately $2.8 million of net operating loss carryforwards for income tax purposes, which, subject to limitations on use, if unused, will begin to expire in the year 2009.

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

     Provision for Doubtful Accounts. The provision for doubtful accounts for the year ended December 31, 1996 increased $1.0 million to $1.2 million from the comparable period in 1995. The increase is attributable to the growth in net revenues. As a percentage of net revenues, the provision for doubtful accounts decreased from 9.4% to 6.3%.

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

     Income Taxes. The Company has paid minimal income taxes to date and has approximately $5.8 million of net operating loss carryforwards for income tax purposes, which, subject to limitations on use, if unused, will begin to expire in the year 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

     Through October 1997, the Company had financed its operations primarily through proceeds from the sale of the Company's equity securities. In November 1997, the Company entered into a Loan and Security Agreement to obtain a $20 million revolving credit facility that is secured by the Company's accounts receivable and other assets. The Loan and Security Agreement, which will mature on October 31, 2000, provides for maximum borrowings up to the lesser of the activated loan amount ($10 million at December 31, 1997) or the Borrowing Base, as defined, and bears interest at either the higher of (i) the prime rate or federal funds rate (whichever is greater) plus .25%, or (ii) the 30 day LIBOR rate plus 2.5%. Since November 1997, the Company has financed its operations primarily through borrowings under this revolving credit facility. Although the Company has begun to generate positive cash flows from certain of its mature facilities, overall cash flows from operations have not been sufficient to support ongoing operations primarily due to the time lag that is required to obtain Medicare provider numbers at new facilities and the continuing development of new facilities in accordance with the Company's growth strategy.

     Cash flows used in investing activities have consisted primarily of capital renovations, equipment purchases, and organizational and preopening costs incurred prior to providing patient services at each new facility. Such investing activities were funded by maturities of investments that were purchased with the proceeds from the sale of the Company's equity securities and by borrowings under the revolving credit facility.

     The Company made capital expenditures of approximately $3.3 million, $2.7 million and $600,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Additional equipment was acquired through capital leases, amounting to approximately $1.2 million, $898,000 and $55,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     During March 1996, the Company entered into a sale-leaseback agreement with a third-party to take advantage of favorable borrowing rates and maintain liquidity. This third-party received warrants to purchase 15,950 shares of common stock as a part of this transaction. The net book value of assets sold and subsequently leased under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452. As part of this agreement, the Company obtained a $1 million commitment from the third-party to finance additional capital expenditures. In May 1997, this agreement was amended to extend an additional commitment of $500,000 through January 1998. Unutilized borrowing capacity under the line of credit was approximately $413,000 at December 31, 1997.

     The accounts receivable balance at December 31, 1997 increased $25.3 million from December 31, 1996. The majority of the increase is a result of increased census at the Company's facilities and the time lag required in obtaining new Medicare provider numbers from the Medicare fiscal intermediaries once a facility opens and upon completion of the qualification period. The time lag can result in initial Medicare payments being received in excess of six months after a facility opens. Of the seventeen facilities operating as of December 31, 1997, ten have received certification as long-term care hospitals and have received long-term care provider numbers. Three of the ten received the provider numbers in the latter half of 1997 and therefore did not begin to receive a significant level of payments until the last quarter of 1997. Such facilities therefore were still in the process of collecting backlogged accounts receivable as of December 31, 1997. Of the remaining seven facilities, four had received initial provider numbers by December 31, 1997 and two of those had begun to receive payments by the end of 1997. The Company anticipates that it will ultimately receive long-term care certification and provider numbers for all existing facilities.

     At December 31, 1997, the Company's working capital was $20.0 million, which is comparable to the level of working capital at December 31, 1996 of $19.7 million. Working capital at December 31, 1996 represents an increase of $8.5 million from December 31, 1995, which was primarily attributable to the initial public offering of the Company's stock offset by support of ongoing operations, investments in new facilities and development activities. The Company expects to invest approximately $1 million per facility to fund capital renovations, preopening costs and working capital requirements before a facility achieves profitability.

     The Company estimates that borrowings under the revolving credit facility will be sufficient to fund its continued development and meet anticipated cash needs of the Company for at least the next 12 months.

HEALTH CARE LEGISLATION

     A discussion of the impact of recent health care legislation on the Company's future operations is included in this Report under the heading "Business -- Government Regulation -- Health Care Reform."

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

OTHER INFORMATION

     Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations. Because the Company was recently organized and relies primarily on recently developed programs provided by third parties, the Company does not anticipate that it will incur material expense in this regard. However, the Company intends to review this issue with its vendors over the next year to determine whether any actions need to be taken. However, there can be no assurance that Year 2000 issues, if any, will be resolved in 1998 or 1999. If not resolved, the issues could have a material adverse impact on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Intensiva HealthCare Corporation:

     We have audited the accompanying consolidated balance sheets of Intensiva HealthCare Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intensiva HealthCare Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

St. Louis, Missouri
March 2, 1998

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                   1997           1996
                                                                   ----           ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,433,812     2,884,977
  Short-term investments....................................             --    12,987,220
  Accounts receivable, less allowance for doubtful accounts
     of $1,736,367 and $1,270,478, respectively.............     31,876,315     8,483,635
  Inventories...............................................        781,317       254,177
  Prepaid expenses..........................................        855,429       583,204
                                                                -----------    ----------
       Total current assets.................................     34,946,873    25,193,213
Property and equipment, net.................................      6,882,957     3,434,560
Organizational and preopening costs, net....................        382,777       147,117
Other assets................................................      1,047,842       593,185
                                                                -----------    ----------
                                                                $43,260,449    29,368,075
                                                                ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations..................        781,315       484,966
  Current portion of revolving credit facility..............      1,649,394            --
  Accounts payable and accrued expenses.....................      7,589,180     3,077,326
  Accrued salaries, wages, and benefits.....................      2,245,741     1,036,071
  Accrued third-party payor settlements.....................      2,652,585       903,713
                                                                -----------    ----------
       Total current liabilities............................     14,918,215     5,502,076
                                                                -----------    ----------
Long-term obligations, less current portion.................      1,312,234       634,781
Revolving credit facility, less current portion.............      1,935,575            --
Deferred rent expense.......................................      1,301,984     1,085,300
Stockholders' equity:
  Series A convertible preferred stock, $0.001 par value,
     3,465,000 shares authorized, none outstanding in 1997
     and 1996...............................................             --            --
  Series B convertible preferred stock, $0.001 par value,
     2,232,962 shares authorized, none outstanding in 1997
     and 1996...............................................             --            --
  Common stock, $0.001 par value, 70,000,000 shares
     authorized, 9,969,045 and 9,905,062 shares issued and
     outstanding, respectively..............................          9,969         9,905
  Additional paid-in capital................................     30,193,647    30,184,544
  Accumulated deficit.......................................     (6,411,175)   (8,048,531)
                                                                -----------    ----------
       Total stockholders' equity...........................     23,792,441    22,145,918
                                                                -----------    ----------
                                                                $43,260,449    29,368,075
                                                                ===========    ==========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                              1997           1996           1995
                                                              ----           ----           ----
Net patient service revenues...........................    $69,589,496     18,748,042     1,488,389
Costs and expenses:
  Operating expenses...................................     59,913,263     18,863,038     2,520,873
  General and administrative...........................      4,605,961      3,246,989     1,884,063
  Provision for doubtful accounts......................      1,951,890      1,176,308       139,508
  Depreciation and amortization........................      1,565,004        816,389        29,494
                                                           -----------    -----------    ----------
       Total costs and expenses........................     68,036,118     24,102,724     4,573,938
                                                           -----------    -----------    ----------
       Operating income (loss).........................      1,553,378     (5,354,682)   (3,085,549)
Interest income........................................        412,706        450,449       266,668
Interest expense.......................................       (235,171)       (81,393)      (28,604)
                                                           -----------    -----------    ----------
       Income (loss) before income taxes...............      1,730,913     (4,985,626)   (2,847,485)
Provision for income taxes.............................         93,557             --            --
                                                           -----------    -----------    ----------
       Net income (loss)...............................    $ 1,637,356     (4,985,626)   (2,847,485)
                                                           ===========    ===========    ==========
       Basic and diluted income (loss) per share.......          $0.16          (1.54)        (2.14)
                                                           ===========    ===========    ==========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                   COMMON STOCK
                            PREFERRED STOCK     ------------------   ADDITIONAL                      TOTAL
                          -------------------   NUMBER OF              PAID-IN     ACCUMULATED   STOCKHOLDERS'
                          SERIES A   SERIES B    SHARES     AMOUNT     CAPITAL       DEFICIT        EQUITY
                          --------   --------   ---------   ------   ----------    -----------   -------------
Balance, January 1,
  1995..................  $ 2,365    $    --    1,332,100   $1,332   $ 4,449,384   $  (215,420)   $ 4,237,661
Issuance of Series A
  convertible preferred
  stock, 1,100,000
  shares................    1,100         --           --       --     1,998,900            --      2,000,000
Issuance of Series B
  convertible preferred
  stock, 2,232,967
  shares................       --      2,233           --       --     8,397,767            --      8,400,000
     Net loss...........       --         --           --       --            --    (2,847,485)    (2,847,485)
                          -------    -------    ---------   ------   -----------   -----------    -----------
Balance, December 31,
  1995..................    3,465      2,233    1,332,100    1,332    14,846,051    (3,062,905)    11,790,176
Conversion of preferred
  stock.................   (3,465)    (2,233)   5,697,962    5,698            --            --             --
Issuance of 2,875,000
  shares of common
  stock, net of issuance
  costs.................       --         --    2,875,000    2,875    15,338,493            --     15,341,368
     Net loss...........       --         --           --       --            --    (4,985,626)    (4,985,626)
                          -------    -------    ---------   ------   -----------   -----------    -----------
Balance, December 31,
  1996..................       --         --    9,905,062    9,905    30,184,544    (8,048,531)    22,145,918
Issuance of 63,983
  shares of common stock
  in connection with
  exercise of stock
  options...............       --         --       63,983       64         9,103            --          9,167
     Net income.........       --         --           --       --            --     1,637,356      1,637,356
                          -------    -------    ---------   ------   -----------   -----------    -----------
Balance, December 31,
  1997..................  $    --    $    --    9,969,045   $9,969   $30,193,647   $(6,411,175)   $23,792,441
                          =======    =======    =========   ======   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             1997           1996           1995
                                                             ----           ----           ----
Cash flows from operating activities:
  Net income (loss)....................................  $  1,637,356     (4,985,626)    (2,847,485)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization.....................     1,565,004        816,389         29,494
     Provision for doubtful accounts...................     1,951,890      1,176,308        139,508
     Increase in accounts receivable...................   (25,344,570)    (8,674,246)    (1,125,205)
     Increase in inventories, prepaid expenses, and
       other assets....................................      (784,274)      (796,458)      (130,665)
     Increase in accounts payable and accrued
       expenses........................................     4,511,854      2,593,619        438,320
     Increase in accrued salaries, wages, and
       benefits........................................     1,209,670        811,932        212,871
     Increase in accrued third-party payor
       settlements.....................................     1,748,872        903,713             --
     Increase in accrued rent differential.............       216,684        651,967        433,333
                                                         ------------    -----------    -----------
       Net cash used in operating activities...........   (13,287,514)    (7,502,402)    (2,849,829)
                                                         ------------    -----------    -----------
Cash flows from investing activities:
  Additions to property and equipment..................    (3,323,707)    (2,670,071)      (555,171)
  Proceeds from sale of equipment......................            --        337,792             --
  Organizational and preopening costs..................      (542,742)      (233,655)      (162,881)
  Purchase of short-term investments...................            --    (13,725,125)            --
  Maturities of short-term investments.................    12,987,220        737,905             --
                                                         ------------    -----------    -----------
       Net cash provided by (used in) investing
          activities...................................     9,120,771    (15,553,154)      (718,052)
                                                         ------------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock............            --     15,341,368     14,704,900
  Proceeds from exercise of stock options..............         9,167             --             --
  Net borrowings under revolving credit facility.......     3,584,969             --             --
  Debt issuance costs incurred.........................      (140,322)            --             --
  Payments on long-term obligations....................      (738,236)      (397,057)       (65,881)
  Repayment of note payable -- stockholder.............            --       (265,200)            --
                                                         ------------    -----------    -----------
       Net cash provided by financing activities.......     2,715,578     14,679,111     14,639,019
       Increase (decrease) in cash and cash
          equivalents..................................    (1,451,165)    (8,376,445)    11,071,138
Cash and cash equivalents, beginning of year...........     2,884,977     11,261,422        190,284
                                                         ------------    -----------    -----------
Cash and cash equivalents, end of year.................  $  1,433,812      2,884,977     11,261,422
                                                         ============    ===========    ===========
Supplemental cash flow information:
  Cash paid for interest...............................  $    235,171         81,393         28,604
  Cash paid for income taxes...........................        43,000             --             --
Supplemental information -- noncash investing and
  financing activity:
  Acquisition of software license through long-term
     obligation........................................       555,034         52,250        512,500
  Acquisition of equipment through capital leases......     1,156,824        897,960         54,609
                                                         ============    ===========    ===========

          See accompanying notes to consolidated financial statements.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a) Description of Business

     Intensiva HealthCare Corporation and subsidiaries (the Company) was incorporated in Delaware on July 18, 1994. The Company is developing and operating a network of long-term care hospitals in certain health care markets across the United States. Prior to 1996, activities primarily consisted of raising capital, obtaining financing, and organizing administrative functions.

     (b) Principles of Consolidation

     The consolidated financial statements of the Company include all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents

     Cash and cash equivalents consist of interest-bearing money market accounts and debt instruments with original maturities of three months or less.

     (d) Financial Instruments

     Financial instruments, consisting of cash and cash equivalents, short-term investments, accounts receivable, current liabilities, long-term obligations, and revolving credit facility, are reported at amounts in the accompanying consolidated balance sheets that approximate fair value at the balance sheet dates.

     (e) Short-Term Investments

     Short-term investments consisted of U.S. Treasury notes, mortgage-backed securities, and commercial paper with maturities of less than one year. These investments were classified as held-to-maturity and were recorded at cost.

     (f) Inventories

     Inventories, which consist principally of medical supplies, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (g) Property and Equipment

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

     Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives for equipment range from 3-15 years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset, approximately five years.

     (h) Organizational and Preopening Costs

     Organizational and preopening costs consist of legal, consulting, and other costs incurred by the Company during the development phase of a new hospital. These costs are capitalized and amortized to expense over a period of twelve months beginning when the new hospital is opened and begins to admit patients. Costs related to marketing and development of new hospitals at the corporate level are expensed as incurred.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

     (i) Other Assets

     Other assets primarily consist of software license agreements with a book value of approximately $879,000 and $490,000 at December 31, 1997 and 1996, respectively. The software licenses are being amortized into expense over the three-year estimated useful lives of the licenses.

     (j) Deferred Rent Expense

     Certain of the leases on the Company's health care facilities include scheduled base rent increases over the terms of the leases. The total base rent payments are being charged to expense on the straight-line method over the term of the leases. Deferred rent expense represents the excess of rent expense over cash payments since inception of the leases.

     (k) Income Taxes

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

     (l) Revenue Recognition

     The Company recognizes revenue as services are provided to patients.

     The Company has agreements with third-party payors that provide for patient care reimbursement at rates that may differ from the customary charges for such care. During the qualification period to become certified as a long-term care hospital (which historically has been approximately six to seven months from the opening of the facility for the Company), the Medicare program reimburses the Company under either the Prospective Payment System, which provides for payment at predetermined amounts based on the discharge diagnosis, or under a cost-based methodology. Upon obtaining certification as a long-term care hospital, the Company's hospitals receive cost-based reimbursement, subject to certain limitations specific to long-term care hospitals, from the Medicare program. Payment for patient services covered by certain commercial insurance carriers, health maintenance organizations, and preferred provider organizations are based upon reimbursement agreements which include negotiated rates for specific services, discounts from established charges, and prospectively determined per diem rates.

     Net patient service revenues and related accounts receivable are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Final settlements are determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

     (m) Medicare Credit Risk and Payor Concentration

     Approximately 77%, 73%, and 44% of the Company's net patient service revenues for 1997, 1996, and 1995, respectively, were derived from funds under the Medicare program, and approximately 75% and 83% of the Company's net accounts receivable at December 31, 1997 and 1996, respectively, are from this payor source.

     Ten of the Company's facilities which have been certified by Medicare as long-term care hospitals at December 31, 1997 accounted for approximately $59.8 million of net patient service revenues in 1997. Significant reductions in the level of revenues attributable to these facilities may occur if the Company is unable to maintain the certification of these facilities as long-term care hospitals in accordance with Medicare

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES rules and regulations, including the maintenance of an average length of stay of at least 25 days at each individual facility. Also, the Company's facilities operate in space leased from general acute care hospitals (host hospitals), and consequently, all of its seventeen facilities in operation at December 31, 1997 are subject to Medicare "hospitals within hospitals" (HIH) rules and regulations. These rules and regulation are designed to insure that the Company's facilities are organizationally and functionally independent of their host hospitals. For purposes of measuring independence, the Medicare rules and regulations include requirements that the Company's facilities either purchase no more than 15% of their total operating expenses from the host hospitals or receive no more than 25% of patient referrals from the host hospitals. Significant reductions in the Company's level of revenues attributable to its facilities may occur if the Company is unable to maintain its facilities' status as HIH's in accordance with Medicare rules and regulations.

     Management believes that all its facilities are in compliance with the Medicare rules and regulations covering long-term care hospitals and HIH facilities. However, in light of the lack of regulatory guidance and scarcity of case law interpreting these regulations, there can be no assurance that the Company's facilities will have been found to be in compliance with these regulations and, if so, whether any sanctions imposed would have a material adverse effect on the financial position or results of operations of the Company.

     (n) Use of Estimates

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

     (o) Net Income (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, (SFAS 128). SFAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to SFAS 128 requirements.

     Basic and diluted income (loss) per share was computed using net income
(loss) and the weighted average number of shares of common stock and common stock equivalents. The weighted average numbers of shares of common stock and common stock equivalents used in the computation of basic and diluted income per share for the year ended December 31, 1997 were 9,929,598 and 10,463,800, respectively. The difference between the two amounts relates to the effect of dilutive stock options and warrants. The weighted average numbers of shares of common stock and common stock equivalents used in the computation of both basic and diluted income per share for the years ended December 31, 1996 and 1995 were 3,229,313 and 1,332,100, respectively.

     (p) Stock-Based Compensation

     The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and related interpretations in accounting for its stock options. The Company has adopted the pro forma disclosures-only provisions of SFAS 123, Accounting for Stock-Based Compensation.

     (q) Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Activity in the allowance for doubtful accounts is as follows:

                                                    1997          1996         1995
                                                    ----          ----         ----
Balance at beginning of year.................    $1,270,478    $  139,508    $     --
Provision for doubtful accounts..............     1,951,890     1,176,308     139,508
Accounts written off.........................    (1,486,001)      (45,338)         --
                                                 ----------    ----------    --------
Balance at end of year.......................    $1,736,367    $1,270,478    $139,508
                                                 ==========    ==========    ========

(3) PROPERTY AND EQUIPMENT

     Property and equipment are as follows:

                                                          DECEMBER 31,    DECEMBER 31,
                                                              1997            1996
                                                          ------------    ------------
Leasehold improvements................................     $4,329,372       2,195,080
Equipment.............................................      1,954,120         764,525
Equipment under capital leases........................      2,109,393         952,569
                                                           ----------      ----------
                                                            8,392,885       3,912,174
Less accumulated depreciation and amortization........      1,509,928         477,614
                                                           ----------      ----------
  Property and equipment, net.........................     $6,882,957       3,434,560
                                                           ==========      ==========

(4) SALE LEASEBACK AGREEMENT

     During March 1996, the Company entered into a sale leaseback agreement with a third party to take advantage of favorable borrowing rates and maintain liquidity. This third party received warrants to purchase 15,950 shares of the Company's common stock. The warrants are exercisable for up to seven years at a price of $3.76 per share. As of December 31, 1997, the warrants have not been exercised. The net book value of assets sold and subsequently leased back under this agreement totaled $342,244. Net proceeds were $337,792, resulting in a net loss of $4,452 which was charged to operations in 1996. As part of this agreement, the Company obtained a $1 million commitment from the third party to finance additional capital expenditures. In May 1997, this agreement was amended to extend an additional commitment of $500,000 through January 1998. The long-term obligations under this arrangement are secured by certain equipment, bear interest at 8%, and are repayable monthly through September 2001. Borrowings outstanding of approximately $820,000 and $458,700 are included in capital lease obligations at December 31, 1997 and 1996, respectively. The unutilized borrowing capacity under the additional commitment was approximately $413,000 at December 31, 1997.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

(5) LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                               1997         1996
                                                               ----         ----
Capital lease obligations, interest ranging from 8% to
  15%, payable monthly through 2002.....................    $1,645,218     820,886
Notes payable, interest at 6.5%, payable monthly through
  June 1999.............................................       448,331     298,861
                                                            ----------    --------
                                                             2,093,549   1,119,747
Less current portion....................................       781,315     484,966
                                                            ----------    --------
                                                            $1,312,234     634,781
                                                            ==========    ========

     Capital lease obligations are secured by various medical equipment at each facility such as ventilators, x-ray machines, IV pumps, and cardiac monitors. The net book value of equipment under capital leases was $1,719,254 at December 31, 1997. The notes payable relate to software license agreements.

     The aggregate maturities of long-term obligations at December 31, 1997 are as follows:

1998........................................................    $  971,658
1999........................................................       741,560
2000........................................................       481,889
2001........................................................       235,331
2002 and thereafter.........................................        66,177
                                                                ----------
                                                                 2,496,615
Less interest on capital lease obligations..................       403,066
                                                                ----------
                                                                $2,093,549
                                                                ==========

(6) REVOLVING CREDIT FACILITY

     In November 1997, the Company entered into a Loan and Security Agreement (Agreement) to obtain a $20 million revolving credit facility that is secured by a first security interest in the Company's accounts receivable and other assets. The Agreement, which will mature on October 31, 2000, provides for maximum borrowings up to the lesser of the activated loan amount ($10 million at December 31, 1997) or the Borrowing Base, as defined, and bears interest at either the higher of (i) the prime rate or federal funds rate (whichever is greater) plus .25%, or (ii) the 30-day LIBOR rate plus 2.5%. The remaining $10 million in borrowing capacity can be activated by the Company at any time with the payment of an activation fee of $75,000 so long as no event of default has occurred under the Agreement. Had the additional borrowing capacity been activated at December 31, 1997, unused availability on that date would have totaled $8,212,063. The Agreement includes restrictive covenants involving limitations on capital expenditures and other borrowings, adherence to certain financial measurements, and restrictions on the payment of dividends. The Company pays annual fees on the unused and unactivated portions of the revolving credit facility of .5% and .125%, respectively. The Company paid interest in 1997 at a weighted average interest rate of 8.75%.

(7) STOCKHOLDERS' EQUITY

     On October 10, 1996, the Company completed its Initial Public Offering
(IPO) and sold 2.5 million shares of common stock, the net proceeds from which aggregated approximately $13.2 million. On

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

November 7, 1996, the underwriters' exercised the over-allotment option, resulting in the sale of 375,000 additional shares of common stock, the net proceeds from which aggregated approximately $2.1 million.

     Prior to the Company's IPO, the Company had two series of convertible preferred stock outstanding. Series A and B convertible preferred stock required a cumulative dividend of 8% per annum. Each share of preferred stock was convertible into one share of common, or under certain circumstances, the Company could have redeemed the shares for cash or forced conversion into common shares. In connection with the Company's IPO, all preferred stock then outstanding was converted into 5,697,962 shares of common stock.

     The Company has two stock option plans which provide for the issuance of options to key employees and directors. Under the Intensiva HealthCare Corporation Stock Option Plan (1995 Plan) established in 1995, up to 785,400 options to purchase common shares may be issued to employees and directors. Under the Intensiva HealthCare Corporation Directors Stock Option Plan (1997
Plan), established in 1997, up to 60,000 options to purchase common shares may be issued to directors. Both plans require that the exercise price of options issued must be at least equal to the fair market value of the shares of stock at the date of grant and the term of the options may not exceed ten years.

     Aggregate information relating to stock option activity under the 1995 Plan and 1997 Plan is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
                                                                ----      ----      ----
Number of shares under stock options:
  Outstanding at beginning of year..........................   575,850   536,800        --
  Granted...................................................   181,000    39,050   536,800
  Exercised.................................................   (63,983)       --        --
  Forfeited.................................................    (5,500)       --        --
                                                              --------   -------   -------
  Outstanding at end of year................................   687,367   575,850   536,800
  Exercisable at end of year................................   267,973   204,332    69,703
Weighted average exercise price:
  Granted...................................................  $   7.21      5.42       .08
  Exercised.................................................       .14        --        --
  Forfeited.................................................      6.00        --        --
  Outstanding at end of year................................      2.21       .44       .08
  Exercisable at end of year................................       .70       .26       .08

     Aggregate information relating to stock options outstanding and stock options exercisable at December 31, 1997 is as follows:

OPTIONS OUTSTANDING

                                                                      WEIGHTED AVERAGE
                                                   OUTSTANDING AT        REMAINING       WEIGHTED AVERAGE
            RANGE OF EXERCISE PRICES              DECEMBER 31, 1997   CONTRACTUAL LIFE    EXERCISE PRICE
            ------------------------              -----------------   ----------------   ----------------
$.08............................................       473,917              7.4               $ .08
$3.76...........................................         9,075              8.5                3.76
$6.00-$7.875....................................       204,375              9.3                7.07
                                                       -------
                                                       687,367
                                                       =======

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

OPTIONS EXERCISABLE

                                                               EXERCISABLE AT     WEIGHTED AVERAGE
                  RANGE OF EXERCISE PRICES                    DECEMBER 31, 1997    EXERCISE PRICE
                  ------------------------                    -----------------   ----------------
$.08........................................................       239,826             $ .08
$3.76.......................................................         9,075              3.76
$6.00-$7.875................................................        19,072              6.98
                                                                   -------
                                                                   267,973
                                                                   =======

     No compensation expense relating to stock option grants was recorded in 1997, 1996, or 1995 as the option exercise prices were equal to fair value at the dates of grant.

     Pro forma information regarding income (loss) and income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
Risk-free interest rate.....................................     5.8%      6.1%      5.5%
Dividend yield..............................................      0.0       0.0       0.0
Volatility factor...........................................     .765      .000      .000
Weighted average expected life..............................  5 years   5 years   5 years

     The Company's pro forma income (loss) and income (loss) per share compared to reported amounts are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
Net income (loss):
  As reported............................................    $1,637,356    (4,985,626)   (2,847,485)
  Pro forma..............................................     1,509,944    (5,000,482)   (2,848,842)
Basic and diluted income (loss) per share:
  As reported............................................          0.16         (1.54)        (2.14)
  Pro forma:
     Basic...............................................          0.15         (1.55)        (2.14)
     Diluted.............................................          0.14         (1.55)        (2.14)
Weighted average fair value of options granted during the
  year...................................................          4.77          1.43           .02

(8) EMPLOYEE BENEFITS

     The Company sponsors a voluntary defined contribution 401(k) plan (the
Plan) that is available to substantially all employees. Each participant may make an annual contribution to their account of an amount not to exceed 15% of their compensation, subject to certain limitations. The Company makes a matching contribution of 25% of participant contributions, and may make additional annual discretionary contributions to the Plan not to exceed 15% of the total compensation of all plan participants. Participants vest in the Company's matching portion at a rate of 20% per year. Expense for this Plan totaled $106,500 and $48,600 for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1995, no expense was incurred by the Company related to the Plan.

               INTENSIVA HEALTHCARE CORPORATION AND SUBSIDIARIES

(9) INCOME TAXES

     The provision for income taxes for the year ended December 31, 1997 consisted of $93,557 in state income taxes. No income tax expense was incurred by the Company for the years ended December 31, 1996 and 1995.

     The difference between the effective income tax rate for financial statement purposes and the U.S. federal income tax rate of 34% for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                                  1997         1996         1995
                                                                  ----         ----         ----
Expected provision (benefit) at statutory tax rate..........    $588,510    (1,695,113)   (968,145)
State taxes.................................................      93,557            --          --
Change in valuation allowance...............................    (623,050)    1,690,717     968,145
Other.......................................................      34,540         4,396          --
                                                                --------    ----------    --------
                                                                $ 93,557            --          --
                                                                ========    ==========    ========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                             1996          1995
                                                             ----          ----
Net operating loss carryforwards......................    $  936,032     1,968,010
Allowance for doubtful accounts.......................       590,365       435,385
Accrued expenses......................................       198,581        54,105
Differences between book and tax basis depreciation
  and amortization....................................       276,330       166,858
                                                          ----------    ----------
                                                           2,001,308     2,624,358
Less valuation allowance..............................     2,001,308     2,624,358
                                                          ----------    ----------
                                                          $       --            --
                                                          ==========    ==========

     A valuation allowance is necessary for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has approximately $2,800,000 of net operating loss carryforwards for income tax purposes, which, if unused, will begin to expire in the year 2009.

(10) COMMITMENTS AND CONTINGENCIES

     The Company's health care facilities are located in space leased from acute care health care providers (Host Hospitals) under operating lease agreements with Host Hospitals of initial terms of five or more years, with varying renewal terms. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2002.

     Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $6,705,545 in 1998, $7,034,296 in 1999, $7,045,672 in 2000, $6,780,487 in 2001, $5,012,300 in 2002, and
$1,943,450 thereafter. Total rent expense was approximately $7,381,000, $2,983,000, and $965,000 in 1997, 1996, and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Registrant hereby incorporates by reference the information to be set forth under the heading "Information about the Directors" and "Stock Ownership and Trading Reports" in the Registrant's definitive Proxy Statement to be filed within 120 days of Registrant's fiscal year end (the "Proxy Statement"). Information respecting executive officers is set forth as a part of Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information to be set forth under the heading "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference the information, if any, to be set forth under the heading "Certain Transactions Involving Directors, Officers and their Associates" in the Proxy Statement.

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

                                                                PAGE(S)
                                                                -------
Independent auditors' report................................      22
Consolidated balance sheets, as of December 31, 1997 and
  1996......................................................      23
Consolidated statements of operations for each of the years
  in the three-year period ended December 31, 1997..........      24
Consolidated statements of stockholders' equity for each of
  the years in the three-year period ended December 31,
  1997......................................................      25
Consolidated statements of cash flows for each of the years
  in the three-year period ended December 31, 1997..........      26
Notes to consolidated financial statements..................      27

     (b) Reports on Form 8-K: The Company filed no reports on Form 8-K for the three months ended December 31, 1997.

     (c) Exhibits: The exhibits to this Form 10-K are set forth on the Exhibit Index filed herewith and are incorporated herein by this reference.

     (d) Not applicable.

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

                   SIGNATURE                                       TITLE                        DATE
                   ---------                                       -----                        ----

               /s/ DAVID W. CROSS                   Director and Chief Executive           March 26, 1998
------------------------------------------------    Officer
                 David W. Cross

            /s/ JEFFREY J. COLLINSON                Director                               March 26, 1998
------------------------------------------------
              Jeffrey J. Collinson

              /s/ MICHAEL R. HOGAN                  Director                               March 30, 1998
------------------------------------------------
                Michael R. Hogan

          /s/ WILFRED E. JAEGER, M.D.               Director                               March 26, 1998
------------------------------------------------
            Wilfred E. Jaeger, M.D.

               /s/ JOHN P. KEEFE                    Principal Financial Officer and        March 30, 1998
------------------------------------------------    Principal Accounting Officer
                 John P. Keefe

         /s/ PHILLIP M. NUDELMAN, PH.D.             Director                               March 30, 1998
------------------------------------------------
           Phillip M. Nudelman, Ph.D.

              /s/ DAVID L. STEFFY                   Director                               March 30, 1998
------------------------------------------------
                David L. Steffy

                                                    Director
------------------------------------------------
            James B. Tananbaum, M.D.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
 3(i).1     The Company's Amended and Restated Certificate of
            Incorporation was previously filed as Exhibit 3(i).1 to the
            Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.
 3(i).2     The Company's Certificate of Amendment to Amended and
            Restated Certificate of Incorporation was previously filed as Exhibit 3(i).2 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
 3(i).3     The Company's Third Amended and Restated Certificate of
            Incorporation was previously filed as Exhibit 3(i).1 to the
            Company's Form 10-Q for the quarter ended September 30, 1996 and is incorporated herein by this reference.
 3(i).4     The Company's Certificate of Amendment to Amended and
            Restated Certificate of Incorporation was previously filed as Exhibit 3(i).4 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
3(ii).1     The Company's By-Laws were previously filed as Exhibit
            3(ii).1 to the Company's Registration Statement on Form S-1
            (Reg. No. 333-08899) and are incorporated herein by this
            reference.
3(ii).2     The Company's Amended and Restated By-Laws were previously filed as Exhibit 3(ii).2 to the Company's Registration
            Statement on Form S-1 (Reg. No. 333-08899) and is
            incorporated herein by this reference.
    4.1     The Company's specimen Certificate of Shares of Common
            Stock, $0.001 par value, of the Company was previously filed as Exhibit 4.1 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
    4.2     The Company's Amended and Restated Stockholders' Agreement,
            dated December 20, 1995 was previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Reg.
            No. 333-08899) and is incorporated herein by this reference.
    4.3     The Company's Amended and Restated Registration Rights
            Agreement, dated December 20, 1995 was previously filed as
            Exhibit 4.3 to the Company's Registration Statement on Form
            S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.1     The Company's form of Lease Agreement with Host Hospitals
            was previously filed as Exhibit 10.1 to the Company's
            Registration Statement on Form S-1 (Reg. o. 333-08899) and
            is incorporated herein by this reference.
   10.2     The Warrant Agreement to Purchase Shares of Series B
            Convertible Preferred Stock of Transitional Care of America,
            Inc., by and between the Company and Comdisco, Inc., dated as of February 15, 1996 was previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Reg.
            No. 333-08899) and is incorporated herein by this reference.
   10.3     The Master Lease Agreement by and between the Company and
            Comdisco, Inc., dated December 11, 1995 was previously filed as Exhibit 10.3 to the Company's Registration Statement on
            Form S-1 (Reg. No. 333-08899) and is incorporated herein by this reference.
   10.4     The Agreement by and between the Company and Healthcare
            Management Systems, Inc., dated November 29, 1995 was
            previously filed as Exhibit 10.4 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.
   10.5     The Escrow Agreement by and among the Company, Healthcare
            Management Systems, Inc. and Wyatt, Tarrant & Combs, dated
            November 29, 1995 was previously filed as Exhibit 10.5 to
            the Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.

EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------
   10.6     The Second Amended and Restated Employment Agreement of
            David W. Cross, by and between the Company and David W.
            Cross, dated June 12, 1996 was previously filed as Exhibit
            10.6 to the Company's Registration Statement on Form S-1
            (Reg. No. 333-08899) and is incorporated herein by this
            reference.*
   10.7     The Second Amended and Restated Employment Agreement of John
            R. Lewis, by and between the Company and John R. Lewis,
            dated June 12, 1996 was previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Reg. No.
            333-08899) and is incorporated herein by this reference.*
   10.8     The Employment Agreement of John P. Keefe, by and between
            the Company and John P. Keefe, dated June 1, 1995 was
            previously filed as Exhibit 10.8 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.*
   10.9     The Employment Agreement of Samuel A. Morse, by and between the Company and Samuel A. Morse, dated December 2, 1994 was previously filed as Exhibit 10.9 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.*
   10.11    The Employment Agreement of James D. Pomeroy, by and between the Company and James D. Pomeroy, dated December 28, 1994
            was previously filed as Exhibit 10.11 to the Company's
            Registration Statement on Form S1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.*
   10.12    The Employment Agreement of Kathie Nohre, R.N., by and
            between the Company and Kathie Nohre, R.N., dated November
            6, 1995 was previously filed as Exhibit 10.12 to the
            Company's Registration Statement on Form S1 (Reg. No.
            333-08899) and is incorporated herein by this reference.*
   10.13    The Transitional Care of America, Inc. Stock Option Plan was
            previously filed as Exhibit 10.13 to the Company's
            Registration Statement on Form S-1 (Reg. No. 333-08899) and
            is incorporated herein by this reference.*
   10.26    The Employment Agreement of Tony J. Torrente, by and between the Company and Tony J. Torrente, dated December 2, 1996 was previously filed as Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1996 and is incorporated
            herein by this reference.*
   10.27    Equipment Schedule VL-2 dated as of May 5, 1997 to Master
            Lease Agreement dated as of December 11, 1995 by and between the Company and Comdisco, Inc. was previously filed as
            Exhibit 10.27 to the Company's Form 10-Q for the quarter
            ended June 30, 1997 and is incorporated herein by this
            reference.
   10.28    The Loan and Security Agreement, dated as of November 7,
            1997, entered into among the Company, its Subsidiaries, and
            Heller Financial, Inc.
   10.29    The Amendment No. 1 and Waiver Agreement, dated as of
            January 15, 1998, by and among the Company, its
            Subsidiaries, and Heller Financial, Inc.
   10.30    The Intensiva HealthCare Corporation Directors Stock Option
            Plan.*
   21.1     Subsidiaries of the Company
   24.1     Consent of KPMG Peat Marwick LLP
   27.1     Financial Data Schedule

-------------------------
* Management Contract or Compensatory Plan