Form 10-Q
period 1998-03-31
INTENSIVA HEALTHCARE CORP
filed 1998-05-12
CIK 1017147

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-21505

                        INTENSIVA HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             43-1690769
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

    7733 FORSYTH BLVD., 8TH FLOOR, ST. LOUIS, MISSOURI            63105
       (Address of principal executive offices)                (Zip Code)

                                 (314) 725-0112
              (Registrant's telephone number, including area code)

--------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, at April 30, 1998, was 9,978,028 shares.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31,
                                                            1998        DECEMBER 31,
                            ASSETS                      (UNAUDITED)        1997
                                                       ------------    ------------

Current assets:
    Cash and cash equivalents                          $    833,381    $  1,433,812
    Accounts receivable, less allowance for doubtful
        accounts of $2,021,000 and $1,736,000,
        respectively                                     45,029,774      31,876,315
    Inventories                                             893,341         781,317
    Prepaid expenses                                        833,428         855,429
                                                       ------------    ------------
                  Total current assets                   47,589,924      34,946,873

Property and equipment, net                               7,331,791       6,882,957
Organizational and preopening costs, net                    600,737         382,777
Other assets                                              1,004,698       1,047,842
                                                       ------------    ------------
                                                       $ 56,527,150    $ 43,260,449
                                                       ============    ============


             Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term obligations           $    674,258    $    781,315
    Current portion of revolving credit facility          2,259,980       1,649,394
    Accounts payable and accrued expenses                 9,934,198       7,589,180
    Accrued salaries, wages and benefits                  2,007,719       2,245,741
    Accrued third-party payor settlements                 9,053,396       2,652,585
                                                       ------------    ------------
                  Total current liabilities              23,929,551      14,918,215

Long-term obligations, less current portion               1,334,298       1,312,234
Revolving credit facility, less current portion           5,347,084       1,935,575
Deferred rent expense                                     1,379,962       1,301,984

Stockholders' equity:
    Common stock, $0.001 par value, 70,000,000
        shares authorized, 9,969,045 shares issued
        and outstanding                                       9,969           9,969
    Additional paid-in capital                           30,193,647      30,193,647
    Accumulated deficit                                  (5,667,361)     (6,411,175)
                                                       ------------    ------------
                  Total stockholders' equity             24,536,255      23,792,441
                                                       ------------    ------------
                                                       $ 56,527,150    $ 43,260,449
                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)




                                                          1998           1997
                                                          ----           ----

Net patient service revenues                          $25,733,517    $ 12,400,383

Costs and expenses:
    Operating expenses                                 22,160,336      10,458,384
    General and administrative                          1,282,560       1,012,723
    Provision for doubtful accounts                       517,746         863,334
    Depreciation and amortization                         542,633         293,210
                                                     ------------    ------------
                  Total costs and expenses             24,503,275      12,627,651
                                                     ------------    ------------
                  Operating income (loss)               1,230,242        (227,268)

Interest income                                              --           202,727
Interest expense                                         (167,650)        (61,009)
                                                     ------------    ------------
                 Income (loss) before income taxes      1,062,592         (85,550)

Provision for income taxes                                318,778            --
                                                     ------------    ------------

                 Net income (loss)                   $    743,814    $    (85,550)
                                                     ============    ============

Basic and diluted income (loss) per share            $       0.07    $      (0.01)
                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                      1998                1997
                                                                      ----                ----

Cash flows from operating activities:
    Net income (loss)                                            $    743,814      $    (85,550)
    Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Depreciation and amortization                                 542,633           293,210
        Provision for doubtful accounts                               517,746           863,334
        Increase in accounts receivable                           (13,671,205)       (4,687,624)
        Decrease (increase) in inventories, prepaid expenses
            and other assets                                         (127,031)          198,652
        Increase in accounts payable and accrued expenses           2,345,018           661,170
        Increase (decrease) in accrued salaries, wages and
            benefits                                                 (238,022)          233,480
        Increase (decrease) in accrued third-party payor
            settlements                                             6,400,811          (688,368)
        Increase in deferred rent expense                              77,978            58,076
                                                                 ------------      ------------
     Net cash used in operating activities                         (3,408,258)       (3,153,620)
                                                                 ------------      ------------

Cash flows from investing activities:
    Additions to property and equipment                              (600,760)         (204,876)
    Organizational and preopening costs                              (321,487)          (69,918)
    Maturities of short-term investments                                 --           1,086,617
                                                                 ------------      ------------
     Net cash provided by (used in) investing activities             (922,247)          811,823
                                                                 ------------      ------------

Cash flows from financing activities:
   Net borrowings under revolving credit facility                   4,022,095              --
   Payments on long-term obligations                                 (292,021)         (151,039)
                                                                 ------------      ------------
     Net cash provided by (used in) financing activities            3,730,074          (151,039)
                                                                 ------------      ------------
     Decrease in cash and cash equivalents                           (600,431)       (2,492,836)

Cash and cash equivalents, beginning of period                      1,433,812         2,884,977
                                                                 ------------      ------------

Cash and cash equivalents, end of period                         $    833,381      $    392,141
                                                                 ============      ============

Supplemental cash flow information:
   Cash paid for interest                                        $    167,650      $     61,009
   Cash paid for income taxes                                          44,900              --

Supplemental information - noncash activity:
   Acquisition of equipment through capital leases                    207,028           257,724
                                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  Basis of Presentation
     The condensed consolidated balance sheet as of March 31, 1998 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997 contained in this Form 10-Q, which are unaudited, include the accounts of Intensiva HealthCare Corporation and its wholly-owned subsidiaries ("Intensiva" or the "Company"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of such financial statements have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Reference is made to the Company's audited financial statements and the related notes, included in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Net Income (Loss) Per Share
     Basic and diluted income (loss) per share was computed using net income
     (loss) and the weighted average number of shares of common stock and common stock equivalents. The weighted average numbers of shares of common stock and common stock equivalents used in the computation of basic and diluted income per share for the three month period ended March 31, 1998 were 9,969,045 and 10,471,556, respectively. The difference between the two amounts relates to the effect of dilutive stock options and warrants. The weighted average number of shares of common stock and common stock equivalents used in the computation of both basic and diluted loss per share for the three month period ended March 31, 1997 was 9,905,062.

(3)  Comprehensive Earnings
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", on January 1, 1998, which requires reporting of comprehensive income (earnings) and its components in the statement of operations and statement of equity, including net income as a component. Comprehensive income is the change in equity of a business from transactions and other events and circumstances from non-owner sources.

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

    Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs to purchase and operate the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model contemplates for each of its specialized hospitals to become certified by Medicare as "long-term care hospitals" exempt from the Prospective Payment System (PPS) after approximately seven months of operations. This exemption will enable the hospitals to receive cost-based reimbursement (subject to certain caps), which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model seeks to maintain the anticipated payor mix which includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on per diem or per discharge basis, through fee for service arrangements, or through negotiated discounts from established charges.

    Operations begin approximately four to five months after an agreement is executed (and a Certificate of Need is approved, if necessary) with a Host Hospital. During the qualification period, the Company spends approximately one million dollars per facility on renovation costs, equipment purchases, pre-opening costs and working capital before the facility becomes eligible for certification as a long-term care hospital. Patient volumes are lower during the qualification phase while physicians, case managers, and payors are educated as to the benefits of the Company's clinical services.

    The Company currently operates 17 facilities in seven states. In addition, as of March 31, 1998, the Company had signed agreements involving six other facilities, three of which the Company anticipates will begin operations during the second quarter of 1998.

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



                                     THREE MONTHS ENDED       YEAR ENDED
                                          MARCH 31,          DECEMBER 31,

                                     1998       1997       1997        1996
                                     ----       ----       ----       ----
Medicare                             69.3%      81.0%      76.9%      73.2%
Medicaid                              8.0        0.6        3.2        0.9
HMO                                   2.9        1.2        0.8        1.4
PPO                                   3.2       10.4        4.9        6.5
Other negotiated arrangements        16.6        6.8       14.2       18.0
                                    -----      -----      -----      -----
                                    100.0%     100.0%     100.0%     100.0%
                                    =====      =====      =====      =====



    The level of Medicare net revenues as a percentage of total net revenues is a reflection of the maturation of a number of the Company's hospitals, as the Medicare percentage is beginning to settle into the range originally estimated for mature hospitals. Other consists of traditional indemnity insurance and all other arrangements with third-party payors (primarily those negotiated on a case by case basis) with the trend toward negotiated arrangements and away from traditional indemnity insurance.

Results of Operations

    Net Revenues. Net revenues for the three months ended March 31, 1998 increased $13.3 million, or 107.5%, compared to the comparable period in 1997. This growth is primarily a result of the increase in the number of operational facilities, as the Company had 17 operational facilities at March 31, 1998 as compared to ten operational facilities at March 31, 1997. In addition, increased census at maturing facilities has been a significant factor in the increase in net revenues. The ten facilities in operation at March 31, 1997 had patient days of 21,271 and 10,416 during the first quarters of 1998 and 1997, respectively.

    Operating Expenses. Operating expenses for the three months ended March 31, 1998 increased $11.7 million, or 111.9%, from the comparable period in 1997. This increase is attributable to the same factors as those relating to the net revenues growth. As a percentage of net revenues, operating expenses increased slightly to 86% during the first quarter of 1998 from 84% during the first quarter of 1997. This increase is primarily attributable to the start-up losses incurred on the two facilities opened as PPS hospitals in late 1997. The percentage for the first quarter of 1998 is the same as the percentage for the year ended December 31, 1997.

    General and Administrative. General and administrative expenses for the three months ended March 31, 1998 increased $270,000, or 26.6%, from the comparable period in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses decreased from 8% to 5%. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company grows and achieves certain economies of scale, although at a slower rate.

    Provision for Doubtful Accounts. The provision for doubtful accounts for the three months ended March 31, 1998 decreased $346,000, or 40.0%, from the comparable period in 1997, due primarily to an adjustment to reserve for potential write-offs on specific accounts during the first quarter of 1997. As a percentage of net revenues, the provision for doubtful accounts decreased from 7% to 2%. The Company expects this percentage to continue to decrease as a percentage of net revenues as the Company matures, although at a slower rate.

    Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 1998 increased $249,000, or 85.1%, from the comparable period in 1997. The increase relates primarily to depreciation and amortization related to the property and equipment acquired for the seven facilities opened between April 1, 1997 and March 31, 1998.

    Income Taxes. The Company's income tax provision for the quarter ended March 31, 1998 contemplates the utilization of substantially all of the Company's available federal net operating loss carryforwards during 1998. Such net operating loss carryforwards offset all of the Company's taxable income for the first quarter of 1997.

Selected Quarterly Financial Results

    The following table presents unaudited quarterly operating results for each of the eight quarters in the period from April 1, 1996 through March 31, 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere in this Form 10-Q.


                                                                       THREE MONTHS ENDED
                                ------------------------------------------------------------------------------------------------

                                  JUNE 30,    SEPT 30,    DEC 31,      MAR 31,    JUNE 30,    SEPT 30,    DEC 31,     MAR 31,
                                    1996        1996        1996         1997        1997        1997       1997        1998

                                                                     (DOLLARS IN THOUSANDS)
Net revenues                           $3,567     $4,663       $8,009     $12,400     $14,259     $19,495    $23,435     $25,734
Operating income (loss)               (1,118)    (1,623)      (1,780)       (227)         125         687        968       1,230
Income (loss) before
    income taxes                      (1,021)    (1,597)      (1,639)        (86)         198         701        918       1,063
Provision for income taxes                  -          -            -           -           -           -         94         319
Net income (loss)                     (1,021)    (1,597)      (1,639)        (86)         198         701        824         744


Liquidity and Capital Resources

    Since November 1997, the Company has financed its operations primarily through borrowings under its $20 million revolving credit facility. Although the Company has begun to generate positive cash flows from certain of its mature facilities, overall cash flows from operations have not been sufficient to support ongoing operations primarily due to the time lag that is required to obtain Medicare provider numbers at new facilities and the continuing development of new facilities in accordance with the Company's growth strategy.

    Cash flows used in investing activities have consisted primarily of capital renovations, equipment purchases and organizational and pre-opening costs incurred prior to providing patient services at each new facility.

    The Company made capital expenditures of approximately $601,000 and $205,000 during the three months ended March 31, 1998 and 1997, respectively. Additional equipment was acquired through capital leases, amounting to approximately $207,000 and $258,000 for the three months ended March 31, 1998 and 1997, respectively.

    During March 1996, the Company entered into a sale-leaseback agreement with a third-party to take advantage of favorable borrowing rates and maintain liquidity. As part of this agreement, the Company obtained a $1 million commitment from the third-party to finance additional capital expenditures. In May 1997, this agreement was amended to extend an additional commitment of $500,000 through January 1998 (subsequently extended through April 1998). Unutilized borrowing capacity under the commitment was approximately $325,000 at March 31, 1998.

    The accounts receivable balance at March 31, 1998 increased $13.2 million from December 31, 1997, while the accrued third-party payor settlements balance increased $6.4 million over the same period. The majority of the increase in accounts receivable is a result of increased census at the Company's facilities and the time required in obtaining new Medicare provider numbers from the Medicare fiscal intermediaries once a facility opens and upon completion of the qualification period. The time lag can result in initial Medicare payments being received in excess of six months after a facility opens. Of the seventeen facilities operating as of March 31, 1998, eleven have received certification as long-term care hospitals and have received long-term care provider numbers. One of the eleven received its provider number in the first quarter of 1998 and therefore did not begin receiving payments until April 1998. This facility had a Medicare accounts receivable balance of $4.2 million at March 31, 1998 (versus $2.6 million at December 31, 1997), and received payments of approximately $2.9 million in April 1998. Of the remaining six facilities, three have received initial provider numbers by March 31, 1998. All three of these facilities have completed their initial qualification period. The accounts receivable balance for Medicare or Medicaid accounts for which a provider number has not yet been received totaled $6.8 million at March 31, 1998, an increase of $4.9 million over the total of such accounts at December 31, 1997. The Company anticipates that it will ultimately receive long-term care certification and provider numbers for all existing facilities.

    Working capital at March 31, 1998 was $23.7 million, representing a $3.7 million increase from December 31, 1997. This increase resulted from the utilization of borrowings under the revolving credit facility to fund operations.

    The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2002. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $5.1 million in 1998, $7.0 million in 1999, $7.0 million in 2000, $6.8 million in 2001, $5.0 million in 2002 and $1.9 million thereafter.

    The Company estimates that borrowings under the revolving credit facility will be sufficient to fund its continued development and meet anticipated cash needs of the Company for at least the next 12 months.

Health Care Legislation

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures which could result in major changes in the health care system. Management cannot predict to what extent such proposed legislation would affect long-term care hospitals, whether such proposed legislation will be adopted, or if adopted, what effect, if any, such proposed legislation would have on the operations of the Company.

Forward Looking Statements

    Certain of the statements made herein are forward looking statements, as that term is defined under Section 27(a) of the Securities Exchange Act of 1933,
Section 21(e) of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995, and releases by the Securities and Exchange Commission. The Company cautions readers that actual results could be materially different as a result of various possibilities and differences between anticipated and actual developments. Factors that could cause actual results to differ from anticipated results include, but are not limited to changes in health care regulation and/or health care reform, changes in the regulation of relationships among health care providers, difficulty in obtaining necessary licenses or certifications, ability to collect accounts receivable, changes in reimbursement policies or procedures, changes in payor mix, changes in referral source practices, changes in relationships with Host Hospitals and/or the leases with such Host Hospitals, competition, and the adequacy of professional liability insurance. Additional information concerning such factors is set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which information is incorporated herein by this reference. The Company undertakes no obligation to publicly release the results of any revisions to any forward looking statements contained herein which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 2.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    There are no reportable proceedings.

ITEM 2. CHANGE IN SECURITIES

    (a)           Not applicable.

    (b)           Not applicable.

    (c)           Not applicable.

    (d)           Not applicable.

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

                               INTENSIVA HEALTHCARE CORPORATION


Date:   May 12, 1998           By /s/ John P.  Keefe
                                      John P.  Keefe, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



     Exhibit
      Number         Exhibit



       27.1          Financial Data Schedule