Form 10-Q
period 1998-06-30
INTENSIVA HEALTHCARE CORP
filed 1998-08-11
CIK 1017147

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Yes [X]           No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, at July 31, 1998, was 10,078,838 shares.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                       June 30,
                                                        1998       December 31,
                            Assets                   (Unaudited)       1997
                                                     -----------    -----------
Current assets:
    Cash and cash equivalents                        $     334,593  $    247,943
    Accounts receivable, less allowance for doubtful
        accounts of $2,721,000 and $1,736,000,
        respectively                                    43,837,938    31,376,641
    Inventories                                          1,149,389       781,317
    Prepaid expenses                                       645,294       855,429
                                                     -------------- ------------
                  Total current assets                  45,967,214    33,261,330
Property and equipment, net                              8,444,490     6,882,957
Organizational and preopening costs, net                   627,756       382,777
Other assets                                               963,237     1,047,842
                                                     -------------- ------------
                                                     $  56,002,697  $ 41,574,906
                                                     =============  ============
             Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term obligations         $     877,166  $    781,315
    Current portion of revolving credit facility         8,404,950       463,525
    Accounts payable and accrued expenses                6,775,176     7,589,180
    Accrued salaries, wages and benefits                 2,202,957     2,245,741
    Accrued third-party payor settlements                6,362,418     2,152,911
                                                     -------------  ------------
         Total current liabilities                      24,622,667    13,232,672
Long-term obligations, less current portion              1,434,880     1,312,234
Revolving credit facility, less current portion          3,024,301     1,935,575
Deferred rent expense                                    1,398,548     1,301,984
Stockholders' equity:
    Common stock, $0.001 par value, 70,000,000
        shares authorized, 9,980,021 and 9,969,045
        shares issued and outstanding, respectively          9,980         9,969
    Additional paid-in capital                          30,204,434    30,193,647
    Accumulated deficit                                (4,692,113)   (6,411,175)
                                                     -------------  ------------
         Total stockholders' equity                     25,522,301    23,792,441
                                                     -------------  ------------
                                                     $  56,002,697  $ 41,574,906
                                                     =============  ============

     See accompanying notes to condensed consolidated financial statements.


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,

                                                            1998                  1997                1998              1997
                                                      ----------------     ----------------     ----------------  ----------------


Net patient service revenues                          $    $26,350,145     $     14,258,880   $     52,083,662   $     26,659,263


Costs and expenses:
    Operating expenses                                      21,899,840           12,437,232         44,060,176         22,895,616
    General and administrative                               1,365,975            1,187,837          2,648,535          2,200,560
    Provision for doubtful accounts                            651,162              195,624          1,168,908          1,058,958
    Depreciation and amortization                              684,871              313,302          1,227,504            606,512
                                                      ----------------     ----------------   ----------------   ----------------
         Total costs and expenses                           24,601,848           14,133,995         49,105,123         26,761,646
                                                      ----------------     ----------------   ----------------   ----------------
         Operating income (loss)                             1,748,297              124,885          2,978,539          (102,383)
Interest income                                                      -              122,531                  -            325,258
Interest expense                                             (355,085)             (49,902)          (522,735)          (110,911)
                                                      ---------------      ---------------    ---------------    ----------------
         Income before income taxes                          1,393,212              197,514          2,455,804            111,964
Provision for income taxes                                     417,964                 -               736,742                 -
                                                      ----------------     ----------------   ----------------   ----------------
         Net income                                   $        975,248     $        197,514   $      1,719,062   $        111,964
                                                      ================     ================   ================   ================
Basic income per share                                $           0.10     $           0.02   $           0.17   $           0.01
                                                      ================     ================   ================   ================
Diluted income per share                              $           0.09     $           0.02   $           0.16   $           0.01
                                                      ================     ================   ================   ================

     See accompanying notes to condensed consolidated financial statements.


                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                         1998            1997
                                                         ----            ----
Cash flows from operating activities:
    Net income                                      $  1,719,062   $   111,964
    Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                  1,227,504       606,512
        Provision for doubtful accounts                1,168,908     1,058,958
        Increase in accounts receivable              (13,630,205)   (8,779,920)
        Decrease (increase) in inventories,
          prepaid expenses and other assets             (209,131)      266,204
        Increase (decrease) in accounts
          payable and accrued expenses                  (814,004)    1,176,251
        Increase (decrease) in accrued
          salaries, wages and benefits                   (42,784)      322,168
        Increase in accrued third-party
          payor settlements                            4,209,507      (295,604)
        Increase (decrease) in
          deferred rent expense                           96,564        (4,328)
                                                   --------------  ------------
     Net cash used in operating activities            (6,274,579)   (5,537,795)
                                                   -------------   ------------
Cash flows from investing activities:
    Additions to property and equipment               (1,692,102)   (1,413,285)
    Organizational and preopening costs                 (483,573)     (268,516)
    Maturities of short-term investments                  -          6,458,746
                                                   --------------  ------------
     Net cash provided by (used in)
       investing activities                           (2,175,675)    4,776,945
                                                   --------------  ------------
Cash flows from financing activities:
   Proceeds from issuance of stock options                10,798             -
   Net borrowings under revolving credit facility      9,030,151             -
   Debt issuance costs incurred                          (81,702)            -
   Payments on long-term obligations                    (422,343)     (336,452)
                                                   --------------  ------------
     Net cash provided by (used in)
       financing activities                            8,536,904      (336,452)
                                                   --------------  ------------
     Increase (decrease) in cash and
       cash equivalents                                   86,650    (1,097,302)
Cash and cash equivalents, beginning of period           247,943     2,884,977
                                                   --------------  ------------
Cash and cash equivalents, end of period            $    334,593   $ 1,787,675
                                                   ==============  ============
Supplemental cash flow information:
     Cash paid for interest                         $    522,735   $   110,911
     Cash paid for income taxes                          355,641             -
Supplemental information - noncash activity:
    Acquisition of equipment through capital leases $    640,840   $ 1,217,456
                                                   ==============  ============

     See accompanying notes to condensed consolidated financial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 1998 and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997 contained in this Form 10-Q, which are unaudited, include the accounts of Intensiva HealthCare Corporation and its wholly-owned subsidiaries ("Intensiva" or the "Company"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of such financial statements have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

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

(2)  Net Income Per Share

     Basic and diluted income per share was computed using net income and the weighted average number of shares of common stock and common stock equivalents. The weighted average numbers of shares of common stock and common stock equivalents used in the computation of income per share for each of the periods presented is as follows:

                             Three Months Ended              Six Months Ended
                                  June 30,                       June 30,
 Shares Used in
 Computation of                 1998        1997          1998         1997
------------------------ --------------- ------------ ------------- -----------
Basic income per share       9,978,344    9,905,062      9,973,720    9,905,062

Diluted income per share    10,496,676   10,455,335     10,485,368   10,458,483

     For each of the periods presented, the difference between the amounts relates to the effect of dilutive stock options and warrants.

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

(4)  Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. The Company is required to adopt SOP 98-5 on January 1, 1999 as a cumulative effect of a change in accounting principle. The total amount of unamortized organizational and preopening costs at June 30, 1998 was $627,756.

(5)  Reclassifications

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

    Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs to purchase and operate the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model contemplates for each of its specialized hospitals to become certified by Medicare as "long-term care hospitals" exempt from the Prospective Payment System ( PPS) after approximately seven months of operations. This exemption will enable the hospitals to receive cost-based reimbursement (subject to certain caps), which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model seeks to maintain the anticipated payor mix which includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on per diem or per discharge basis, through fee for service arrangements, or through negotiated discounts from established charges.

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

    The Company currently operates 20 facilities in nine states. In addition, as of June 30, 1998, the Company had signed agreements involving seven other facilities.

Sources of Revenues

    The Company receives payment for health care services primarily from the federal government and state governments under the Medicare, Medicaid and other governmental programs and from non-governmental payors such as managed care organizations (e.g. preferred provider and health maintenance organizations) and other commercial health insurance carriers (e.g. traditional indemnity insurance plans). Consistent with initiatives to control health care costs, the Company generally negotiates payments with non-governmental payors based upon the type and extent of services to be provided to individual patients. The following table sets forth the approximate percentages of the Company's net patient service revenues derived from the specified payor sources indicated:

                                Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                  1998      1997     1998       1997
                                  ----      ----     ----       ----

Medicare                           62.0%    74.0%    64.9%      77.3%
Medicaid                            9.0      2.5      8.6        1.6
HMO                                 4.7      4.1      4.0        2.7
PPO                                 4.3      8.9      3.8        9.6
Other negotiated arrangements      20.0     10.5     18.7        8.8
                                  ------   ------  -------    -------
                                  100.0%   100.0%   100.0%     100.0%
                                  ======   ======  =======    =======


    The level of Medicare net revenues as a percentage of total net revenues is a reflection of the maturation of a number of the Company's hospitals. Other consists of traditional indemnity insurance and all other arrangements with third-party payors (primarily those negotiated on a case by case basis).

Results of Operations

    Net Revenues. Net revenues for the three and six month periods ended June 30, 1998 increased $12.1 million, or 84.8%, and $25.4 million, or 95.4%, respectively, from the comparable periods in 1997. This growth is primarily a result of the increase in the number of operational facilities, as the Company had 20 operational facilities at June 30, 1998 as compared to 13 operational facilities at June 30, 1997. In addition, increased census at maturing facilities has been a significant factor in the increase in net revenues. The thirteen facilities in operation at June 30, 1997 had patient days of 22,301 and 13,689 during the second quarters of 1998 and 1997, respectively.

    Operating Expenses. Operating expenses for the three and six month periods ended June 30, 1998 increased $9.5 million, or 76.1%, and $21.2 million, or 92.4%, respectively, from the comparable periods in 1997. This increase is attributable to the same factors as those relating to the net revenues growth. As a percentage of net revenues, operating expenses for the three months ended June 30, 1998 decreased to 83% from 86% during the three months ended March 31, 1998 and 87% during the three months ended June 30, 1997. The Company expects this percentage to continue to decline as more of its facilities mature, although at a slower rate.

    General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 1998 increased $178,000, or 15.0%, and $448,000, or 20.4%, respectively, from the comparable periods in 1997. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses for the three months ended June 30, 1998 were 5%, consistent with the percentage for the three months ended March 31, 1998, and down from 8% for the three months ended June 30, 1997. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company grows and achieves certain economies of scale, although at a slower rate.

     Provision for Doubtful Accounts. The provision for doubtful accounts for the three and six month periods ended June 30, 1998 increased $456,000, or 232.9%, and $110,000, or 10.4%, respectively, from the comparable periods in 1997. As a percentage of net revenues, the provision for doubtful accounts for the three months ended June 30, 1998 was 2.5%, up from 2.0% for the three months ended March 31, 1998 and 1.4% for the three months ended June 30, 1997. The increase has resulted primarily from the growth of non-Medicare net revenues.

    Depreciation and Amortization. Depreciation and amortization for the three and six month periods ended June 30, 1998 increased $372,000, or 118.6%, and $621,000, or 102.4%, respectively, from the comparable periods in 1997. The increase relates primarily to depreciation and amortization related to the property and equipment acquired for the seven facilities opened between July 1, 1997 and June 30, 1998.

    Income Taxes. The Company's income tax provision for the three and six month periods ended June 30, 1998 contemplates the utilization of substantially all of the Company's available federal net operating loss carryforwards during 1998. Such net operating loss carryforwards offset all of the Company's taxable income for the three and six month periods ended June 30, 1997.

Selected Quarterly Financial Results

    The following table presents unaudited quarterly operating results for each of the eight quarters in the period from July 1, 1996 through June 30, 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere in this Form 10-Q.

                                                                Three Months Ended
                          ---------------------------------------------------------------------------------------------
                              Sept 30,     Dec 31,     Mar 31,     June 30,    Sept 30,  Dec 31,     Mar 31,    June 30,
                                1996        1996        1997         1997        1997      1997       1998        1998
                                ----        ----        ----         ----        ----      ----       ----        ----
                                                              (dollars in thousands)
Net revenues                   $4,663      $8,009      $12,400     $14,259     $19,495   $23,435    $25,734     $26,350
Operating income (loss)        (1,623)     (1,780)        (227)        125         687       968      1,230       1,748
Income (loss) before
    income taxes               (1,597)     (1,639)         (86)        198         701       918      1,063       1,393
Provision for income taxes          -           -            -           -           -        94        319         418
Net income (loss)              (1,597)     (1,639)         (86)        198         701       824        744         975


Liquidity and Capital Resources

    Since November 1997, the Company has financed its operations primarily through borrowings under its $20 million revolving credit facility. In April 1998, the Company terminated its existing Loan and Security Agreement and entered into a Loan and Security Agreement with another lender to obtain a $20 million revolving credit facility with a term of three years. Although the Company has begun to generate positive cash flows from certain of its mature facilities, overall cash flows from operations have not been sufficient to support ongoing operations primarily due to the time lag that is required to obtain Medicare provider numbers at new facilities and the continuing development of new facilities in accordance with the Company's growth strategy.

    Cash flows used in investing activities have consisted primarily of capital renovations, equipment purchases and organizational and pre-opening costs incurred prior to providing patient services at each new facility.

    The Company made capital expenditures of approximately $1,692,000 and $1,413,000 during the six months ended June 30, 1998 and 1997, respectively. Additional equipment was acquired through capital leases, amounting to approximately $641,000 and $1,217,000 for the six months ended June 30, 1998 and 1997, respectively.

    During March 1996, the Company entered into a sale-leaseback agreement with a third-party to take advantage of favorable borrowing rates and maintain liquidity. As part of this agreement, the Company obtained a $1 million commitment from the third-party to finance additional capital expenditures. In May 1997, this agreement was amended to extend an additional commitment of $500,000 through January 1998 (subsequently extended through August 1998). Unutilized borrowing capacity under the commitment was approximately $310,000 at June 30, 1998.

    The accounts receivable balance at June 30, 1998 increased $12.5 million from December 31, 1997, and decreased $700,000 from March 31, 1998. The accrued third-party payor settlements balance at June 30, 1998 increased $4.2 million from December 31, 1997. The majority of the increase in accounts receivable since December 31, 1997 relates to increased census at the Company's facilities and the time required in obtaining new Medicare provider numbers from the Medicare fiscal intermediaries once a facility opens and upon completion of the qualification period. The time lag can result in initial Medicare payments being received in excess of six months after a facility opens. Of the 20 facilities operating as of June 30, 1998, 14 have received certification as long-term care hospitals and have received long-term care provider numbers. Two of the 14 received provider numbers during the second quarter of 1998 and therefore did not begin receiving payments until July 1998. These facilities had a combined Medicare accounts receivable balance of $5.3 million at June 30, 1998 and received payments of approximately $2.3 million in July 1998. Of the remaining six facilities, two have received initial provider numbers by June 30, 1998. The combined accounts receivable balance for these facilities at June 30, 1998 was $3.3 million. In addition, two facilities received Medicaid provider numbers during the second quarter, and have begun to receive payments on the Medicaid accounts. The Medicaid accounts receivable balance for these two facilities at June 30, 1998 was $5.2 million. Approximately $1 million was received on these accounts during July 1998. The Company anticipates that it will ultimately receive long-term care certification and provider numbers for all existing facilities.

    Working capital at June 30, 1998 was $21.3 million, representing a $1.3 million increase from December 31, 1997. This increase resulted primarily from the utilization of borrowings under the revolving credit facility to fund operations.

    The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2002. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $3.8 million in 1998, $8.0 million in 1999, $8.0 million in 2000, $7.7 million in 2001, $5.9 million in 2002 and $2.5 million thereafter.

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

Item 3.     Defaults Upon Senior Securities

    (a)     Not applicable.

    (b)     Not applicable.

Item 4.     Submission of Matters to Vote of Security Holders

    (a) The Annual Meeting of the Stockholders of the Company was held on May 22, 1998. Of the 9,969,045 shares entitled to vote at such meeting, 9,180,609 were represented by proxy.

    (b) Mr. David W. Cross and Mr. Jeffrey J. Collinson were elected as Class II Directors of the Company. Mr. Phillip M. Nudelman, Ph.D., and Mr. James B. Tananbaum, M.D., continue as Class I Directors. Mr. Wilfred E. Jaeger, M.D., and Mr. David L. Steffy continue as Class III Directors.

    (c)     The results of the voting for Class I Directors were as follows:

                                             Number of Shares Voted
            Nominee                         For             Withheld
            ---------------------------     ---             --------
            Mr. David W. Cross            9,127,859          52,750
            Mr. Jeffrey J. Collinson      9,127,859          52,750

            The Stockholders approved the adoption of an amendment to the Intensiva HealthCare Corporation Stock Option Plan increasing the number of shares subject to the Stock Option Plan by 500,000 shares of Common Stock, and the reservation of an additional 500,000 shares of Common Stock for issuance under the Stock Option Plan. 7,658,830 shares voted in favor of the resolution, 103,342 shares voted against the resolution, and 484,936 shares abstained.

            The Stockholders approved the appointment of KPMG Peat Marwick LLP as independent auditors for the Company. 8,842,247 shares voted in favor of the resolution, 3,525 shares voted against the resolution, and 334,837 shares abstained.

    (d)     Not applicable.

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

                                        INTENSIVA HEALTHCARE CORPORATION


Date:   August 11, 1998             By   /s/ JOHN P. KEEFE
                                       John P.  Keefe, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



     Exhibit
      Number        Exhibit

      10.31    Revolving   Credit   Facility   Between   Intensiva    HealthCare
               Corporation and Its Subsidiary Corporations and HCFP Funding, Inc. in the amount of $20,000,000, dated April 21, 1998

      27.1     Financial Data Schedule