Form 10-Q
period 1998-09-30
INTENSIVA HEALTHCARE CORP
filed 1998-11-17
CIK 1017147

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes [X]           No [  ]

The number of shares outstanding of the registrant's Common Stock, par value $0.001 per share, at October 31, 1998, was 10,078,838 shares.

                         PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                                         INTENSIVA HEALTHCARE CORPORATION
                                                 AND SUBSIDIARIES

                                       Condensed Consolidated Balance Sheets


                                                                  September 30,
                                                                       1998              December 31,
                            Assets                                 (Unaudited)               1997
                            ------                                 -----------           -----------
Current assets:

    Cash and cash equivalents                                   $   2,457,048          $    247,943
    Accounts receivable, less allowance for doubtful
        accounts of $2,997,000 and $1,736,000,
        respectively                                               48,560,880            31,376,641
    Inventories                                                     1,427,722               781,317
    Prepaid expenses                                                  502,143               855,429
                                                                  -----------           -----------
                  Total current assets                             52,947,793            33,261,330
Property and equipment, net                                         9,873,990             6,882,957
Organizational and preopening costs, net                              766,629               382,777
Other assets                                                          849,328             1,047,842
                                                                  -----------           -----------
                                                                  $64,437,740           $41,574,906
                                                                  ===========           ===========
Liabilities and Stockholders' Equity
Current liabilities:

    Current portion of long-term obligations                    $     862,880          $    781,315
    Current portion of revolving credit facility                    5,654,080               463,525
    Accounts payable and accrued expenses                           9,305,499             7,589,180
    Accrued salaries, wages and benefits                            3,330,333             2,245,741
    Accrued third-party payor settlements                          11,514,689             2,152,911
                                                                  -----------           -----------
         Total current liabilities                                 30,667,481            13,232,672

Long-term obligations, less current portion                         1,550,542             1,312,234
Revolving credit facility, less current portion                     3,954,037             1,935,575
Deferred rent expense                                               1,511,973             1,301,984
Stockholders' equity:
    Common stock, $0.001 par value, 70,000,000
        shares authorized, 10,078,838 and 9,969,045
        shares issued and outstanding, respectively                    10,079                 9,969
    Additional paid-in capital                                     30,212,240            30,193,647
    Accumulated deficit                                            (3,468,612)           (6,411,175)
                                                                  -----------           -----------
         Total stockholders' equity                                26,753,707            23,792,441
                                                                  -----------           -----------
                                                                  $64,437,740           $41,574,906
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

                                         INTENSIVA HEALTHCARE CORPORATION
                                                 AND SUBSIDIARIES

                                  Condensed Consolidated Statements of Operations
                                                    (Unaudited)

                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                             September 30,
                                               1998                1997                 1998                 1997
                                           -------------       -------------        -------------        -------------


Net patient service revenues                $29,310,421        $19,495,330          $81,394,083          $46,154,593


Costs and expenses:
    Operating expenses                       24,874,752         16,796,644           68,934,928           39,692,260
    General and administrative                1,353,412          1,215,239            4,001,947            3,415,799
    Provision for doubtful accounts             252,253            370,002            1,421,161            1,428,960
    Depreciation and amortization               741,355            426,725            1,968,859            1,033,237
                                            -----------        -----------          -----------          -----------
         Total costs and expenses            27,221,772         18,808,610           76,326,895           45,570,256
                                            -----------        -----------          -----------          -----------
         Operating income                     2,088,649            686,720            5,067,188              584,337

Interest income                                       -             74,282                    -              399,540
Interest expense                               (340,792)           (59,722)            (863,527)            (170,633)
                                             ----------        -----------          -----------          -----------
         Income before income taxes           1,747,857            701,280            4,203,661              813,244
Provision for income taxes                      524,356               -               1,261,098                  -
                                            -----------        -----------          -----------          -----------
         Net income                         $ 1,223,501        $   701,280           $2,942,563          $   813,244
                                            ===========        ===========           ==========          ===========
Basic income per share                      $      0.12        $      0.07           $     0.29          $      0.08
                                            ===========        ===========           ==========          ===========
Diluted income per share                    $      0.12        $      0.07           $     0.28          $      0.08
                                            ===========        ===========           ==========          ===========


     See accompanying notes to condensed consolidated financial statements.


                                           INTENSIVA HEALTHCARE CORPORATION
                                                   AND SUBSIDIARIES

                                    Condensed Consolidated Statements of Cash Flows
                                 For the Nine Months Ended September 30, 1998 and 1997
                                                      (Unaudited)

                                                                      1998                  1997
                                                                      ----                  ----
Cash flows from operating activities:
    Net income                                                  $   2,942,563         $    813,244
    Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                               1,968,859            1,033,237
        Provision for doubtful accounts                             1,421,161            1,428,960
        Increase in accounts receivable                           (18,605,400)         (17,258,487)
        Decrease (increase) in inventories, prepaid expenses
               and other assets                                      (322,659)              74,284
        Increase in accounts payable and accrued expenses           1,716,319            2,382,972
        Increase in accrued salaries, wages and benefits            1,084,592              672,856
        Increase in accrued third-party payor settlements           9,361,778            1,381,096
        Increase in deferred rent expense                             209,989               23,166
                                                                -------------         ------------
     Net cash used in operating activities                           (222,798)          (9,448,672)
Cash flows from investing activities:                           -------------         ------------
    Additions to property and equipment                            (3,258,826)          (2,517,280)
    Organizational and preopening costs                              (802,109)            (382,648)
    Maturities of short-term investments                                    -           10,403,626
                                                                -------------         ------------
     Net cash provided by (used in) investing activities           (4,060,935)           7,503,698
                                                                --------------        ------------
Cash flows from financing activities:
   Proceeds from issuance of stock options                             18,703                7,988
   Net borrowings under revolving credit facility                   7,209,017                    -
   Debt issuance costs incurred                                       (81,702)                   -
   Payments on long-term obligations                                 (653,180)            (559,142)
                                                                -------------         ------------
     Net cash provided by (used in) financing activities            6,492,838             (551,154)
                                                                -------------         ------------
     Increase (decrease) in cash and cash equivalents               2,209,105           (2,496,128)
Cash and cash equivalents, beginning of period                        247,943            2,884,977
                                                                -------------         ------------
Cash and cash equivalents, end of period                        $   2,457,048         $    388,849
                                                                =============         ============
Supplemental cash flow information:
     Cash paid for interest                                     $     863,527         $    170,633
     Cash paid for income taxes                                       509,241                    -
Supplemental information - noncash activity:
     Acquisition of equipment through capital leases            $     973,053         $  1,540,381
                                                                =============         ============

     See accompanying notes to condensed consolidated inancial statements.

                        INTENSIVA HEALTHCARE CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)  Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 1998 and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997 contained in this Form 10-Q, which are unaudited, include the accounts of Intensiva HealthCare Corporation and its wholly-owned subsidiaries ("Intensiva" or the "Company"). All significant intercompany accounts have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of such financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

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

(2)  Net Income Per Share

     Basic and diluted income per share was computed using net income and the weighted average number of shares of common stock and common stock equivalents. The weighted average numbers of shares of common stock and common stock equivalents used in the computation of income per share for each of the periods presented is as follows:


                                                 Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                                   -------------                       -------------

     Shares Used in Computation of:          1998               1997               1998              1997
-------------------------------------  ----------------- ------------------ ------------------ ----------------

Basic income per share                    10,057,356          9,945,916         10,001,905         9,918,680

Diluted income per share                  10,457,404         10,466,714         10,468,994        10,460,742

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

(4)  Start-Up Activities

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. The Company is required to adopt SOP 98-5 on January 1, 1999 as a cumulative effect of a change in accounting principle. The total amount of unamortized organizational and preopening costs at September 30, 1998 was $766,629.

(5)  Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

(6)  Subsequent Event

     On November 10, 1998, the Company announced that it had entered into a definitive agreement to be acquired by Select Medical Corporation. The acquisition is subject to a number of conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Act.

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

     Intensiva leases underutilized space from general acute care hospitals ("Host Hospitals") in underserved markets, creating a separate "hospital within a hospital." By leasing space from the Host Hospital, Intensiva is able to minimize capital and overhead costs, including the costs to purchase and operate the physical plant and expensive medical and diagnostic equipment. The Company is able to purchase certain services from its Host Hospitals, such as laboratory and radiology (MRI, CAT Scan, X-Ray), as well as hotel services such as laundry, housekeeping, dietary and property management. The Company's business model contemplates that each of its specialized hospitals will become certified by Medicare as "long-term care hospitals" exempt from the Prospective Payment System ( PPS) after approximately seven months of operations. This exemption will enable the hospitals to receive cost-based reimbursement (subject to certain caps), which the Company believes is more appropriate given the medical condition of its patients. In addition, the Company's business model seeks to maintain the anticipated payor mix which includes both non-governmental and governmental payors. The Company is reimbursed by non-governmental payors on per diem or per discharge basis, through fee for service arrangements, or through negotiated discounts from established charges.

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

     As of  September  30,  1998,  the Company  operated 21  facilities  in nine states. Another facility began operations in October 1998. The Company anticipates opening one additional facility during 1998. In addition, as of September 30, 1998, the Company had signed agreements involving seven other facilities.

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


                                      Three Months Ended      Nine Months Ended
                                         September 30,         September 30,

                                      1998            1997   1998          1997
                                      ----            ----   ----          ----

     Medicare                            63.1%      78.5%     64.3%      78.9%
     Medicaid                             6.6        4.2       7.9        2.5
     HMO                                  4.4        4.0       4.1        3.1
     PPO                                  4.9        1.9       4.2        6.3
     Other negotiated arrangements       21.0       11.4      19.5        9.2
                                        -----      -----     -----      -----
                                        100.0%     100.0%    100.0%     100.0%
                                        ======     ======    ======     ======

     The level of Medicare net revenues as a percentage of total net revenues is a reflection of the maturation of a number of the Company's hospitals. Other consists of traditional indemnity insurance and all other arrangements with third-party payors (primarily those negotiated on a case by case basis).

Results of Operations

     Net Revenues. Net revenues for the three and nine month periods ended September 30, 1998 increased $9.8 million, or 50.4%, and 35.2 million, or 76.4%, respectively, from the comparable periods in 1997. This growth is primarily a result of the increase in the number of operational facilities, as the Company had 21 operational facilities at September 30, 1998 as compared to 15 operational facilities at September 30, 1997. In addition, increased census at maturing facilities has been a significant factor in the increase in net revenues. The 15 facilities in operation at September 30, 1997 had patient days of 26,798 and 18,093 during the third quarters of 1998 and 1997, respectively.

     Operating Expenses. Operating expenses for the three and nine month periods ended September 30, 1998 increased $8.1 million, or 48.1%, and $29.2 million, or 73.7%, respectively, from the comparable periods in 1997. This increase is attributable to the same factors as those relating to the net revenues growth. As a percentage of net revenues, operating expenses for the three months ended September 30, 1998 increased to 84.9% from 83.1% during the three months ended June 30, 1998 and decreased from 86.2% during the three months ended September 30, 1997. The increase in 1998 is related primarily to decreased net revenues resulting from increased contractual adjustments during the quarter. See further discussion in the Provision for Doubtful Accounts section below. The Company expects this percentage to decline as more of its facilities mature.

     General and Administrative. General and administrative expenses for the three and nine month periods ended September 30, 1998 increased $138,000, or 11.4%, and $586,000, or 17.2%, respectively, from the comparable periods in

1997. The increase in expenses was primarily attributable to salaries, related payroll taxes, and employee benefits relating to additional personnel retained to support the Company's growth strategy. As a percentage of net revenues, general and administrative expenses for the three months ended September 30, 1998 were 4.6%, down from 5.2% for the three months ended June 30, 1998 and 6.2% for the three months ended September 30, 1997. The Company expects that its general and administrative expenses will continue to decrease as a percentage of net revenues as the Company grows and achieves certain economies of scale, although at a slower rate.

     Provision for Doubtful Accounts. The provision for doubtful accounts for the three and nine month periods ended September 30, 1998 decreased $118,000, or 31.8%, and $8,000, or 0.6%, respectively, from the comparable periods in 1997. As a percentage of net revenues, the provision for doubtful accounts for the three months ended September 30, 1998 was 0.9%, down from 2.5% for the three months ended June 30, 1998 and 1.9% for the three months ended September 30, 1997. Potential changes in the net realizable value of certain Medicare and Medicaid accounts had previously been reserved for within the allowance for doubtful accounts, but are now recorded as contractual adjustments reflected in net revenues. Bad debt expense for the three months ended September 30, 1998 has been adjusted accordingly. Prior to this adjustment, the provision for doubtful accounts for the three months ended September 30, 1998 was 2.4% of net revenues.

     Depreciation and Amortization. Depreciation and amortization for the three and nine month periods ended September 30, 1998 increased $315,000, or 73.7%, and $936,000, or 90.6%, respectively, from the comparable periods in 1997. The increase relates primarily to depreciation and amortization related to the property and equipment acquired for the six facilities opened between October 1, 1997 and September 30, 1998.

     Provision for Income Taxes. The Company's provision for income taxes for the three and nine month periods ended September 30, 1998 contemplates the utilization of substantially all of the Company's available federal net operating loss carryforwards during 1998. Such net operating loss carryforwards offset all of the Company's taxable income for the three and nine month periods ended September 30, 1997.

Selected Quarterly Financial Results

     The following table presents unaudited quarterly operating results for each of the eight quarters in the period from October 1, 1996 through September 30, 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the financial statements included elsewhere in this Form 10-Q.

                                                                  Three Months Ended
                        -----------------------------------------------------------------------------------------
                              Dec 31,  Mar 31,     June 30,   Sept 30,  Dec 31,   Mar 31,  June 30,  Sept 30,
                               1996     1997         1997       1997     1997      1998     1998      1998
                               ----     ----         ----       ----     ----      ----     ----      ----
                                                            (dollars in thousands)

 Net revenues                $8,009     $12,400     $14,259  $19,495  $23,435   $25,734   $26,350   $29,310
 Operating income
        (loss)               (1,780)       (227)        125      687      968     1,230     1,748     2,089
 Income (loss) before
         income taxes        (1,639)        (86)        198      701      918     1,063     1,393     1,748
 Provision for income
         taxes                    -           -           -        -        -         -         -         -
 Net income (loss)           (1,639)        (86)        198      701      824       744       975     1,224

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

     The Company made capital expenditures of approximately $3,259,000 and $2,517,000 during the nine months ended September 30, 1998 and 1997,
respectively.   Additional   equipment  was  acquired  through  capital  leases,
amounting to approximately $973,000 and $1,540,000 for the nine months ended September 30, 1998 and 1997, respectively.

     During March 1996, the Company entered into a sale-leaseback agreement with a third-party to take advantage of favorable borrowing rates and maintain liquidity. As part of this agreement, the Company obtained a $1 million commitment from the third-party to finance additional capital expenditures. In May 1997, this agreement was amended to extend an additional commitment of $500,000 through January 1998 (subsequently extended through February 1999). Unutilized borrowing capacity under the commitment was approximately $294,000 at September 30, 1998.

     Accounts receivable at September 30, 1998 increased $17.2 million from December 31, 1997. Accrued third-party payor settlements at September 30, 1998 increased $9.4 million from December 31, 1997. The majority of the increase in accounts receivable since December 31, 1997 relates to increased census at the Company's facilities and the time required in obtaining new Medicare provider numbers from the Medicare fiscal intermediaries once a facility opens and upon completion of the qualification period. The time lag can result in initial Medicare payments being received in excess of six months after a facility opens. Of the 21 facilities operating as of September 30, 1998, 15 have received certification as long-term care hospitals and have received long-term care provider numbers. One of the 15 received its provider number during the third quarter of 1998 and therefore had not yet begun to receive long-term care payments as of September 30, 1998. This facility had an accounts receivable balance of $1.5 million at September 30, 1998. Of the remaining six facilities, four have received initial provider numbers by September 30, 1998, but three of the four received provider numbers during the third quarter and had therefore received minimal payments by September 30, 1998. The combined accounts receivable balance for these six facilities at September 30, 1998 was $5.6 million. In addition, the Company is continuing its efforts to collect Medicaid balances at the two facilities that received Medicaid provider numbers during the second quarter of 1998. The Medicaid accounts receivable balance for these two facilities at September 30, 1998 was $5.2 million. The Company anticipates that it will ultimately receive long-term care certification and provider numbers for all existing facilities.

     Working capital at September 30, 1998 was $22.3 million, representing a $2.3 million increase from December 31, 1997. This increase resulted primarily from the utilization of borrowings under the revolving credit facility to fund operations.

     The Company leases space from Host Hospitals under operating lease agreements having initial terms of five or more years. The Company leases corporate office space under a noncancellable operating lease which expires in the year 2002. Minimum annual lease payments on noncancellable operating leases with maturities in excess of one year are as follows: $2.1 million in 1998, $8.8 million in 1999, $8.8 million in 2000, $8.6 million in 2001, $6.5 million in 2002 and $2.8 million thereafter.

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

     The Company is currently taking steps to address potential Year 2000 issues in the following four areas: 1) the Company's information systems; 2) the Company's medical equipment and its ability to perform properly; 3) the readiness of its host hospitals relative to Year 2000 issues; and 4) the readiness of third parties, particularly the Medicare program, relative to Year 2000 issues. As part of its efforts in this area, the Company is in the process of forming a Year 2000 Compliance Committee, which will be charged with the design and execution of a plan to assess risks and test for Year 2000 compliance in the four areas above. In addition, the Company is in the process of evaluating proposals from outside firms to assist with this project.

     Although the project is in its early stages, management does not expect that the cost of the Year 2000 compliance project will be material to its financial condition, or results of operations, nor does management anticipate any material disruption in operations as a result of this issue.

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

                                  INTENSIVA HEALTHCARE CORPORATION


Date:   November 16, 1998         By /s/ John P. Keefe
                                    --------------------------------------------
                                    John P.  Keefe, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



        Exhibit
        Number           Exhibit
        ------           -------
         27.1            Financial Data Schedule